Form 10QSB
period 2001-06-30
KNIGHT INVESTMENT LTD
filed 2001-07-19
CIK 1105306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         June 30, 2001
                                            -----------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from                   to
                                            -----------------    --------------
                    Commission file number                000-29549
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

                                 (520) 731-9890
                            Issuer's telephone number


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2001 1,000,000
                                                       -------------------------

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT


Knight Investment Ltd.
(A Development Stage Company)


         We have reviewed the accompanying balance sheets of Knight Investment Ltd. (a development stage company) as of June 30, 2001 and December 31, 2000, and the related statements of operations for the three and six months ended June 30, 2001 and 2000, and cash flows for the six month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully submitted



                                                    /s/ ROBISON, HILL & CO
                                                    Certified Public Accountants

Salt Lake City, Utah
July 11, 2001

                             KNIGHT INVESTMENT LTD.
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                         June 30,   December 31,
                                                           2001         2000
                                                        ----------   ----------
Assets: ..............................................  $     --     $     --
                                                        ==========   ==========

Liabilities - Accounts Payable .......................  $    1,356   $     --
                                                        ----------   ----------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at June 30, 2001
    and December 31, 2000 ............................       1,000        1,000
  Paid-In Capital ....................................       2,531        2,531
  Retained Deficit ...................................      (1,200)      (1,200)
  Deficit Accumulated During the
    Development Stage ................................      (3,687)      (2,331)
                                                        ----------   ----------
     Total Stockholders' Equity ......................      (1,356)        --
                                                        ----------   ----------

     Total Liabilities and
       Stockholders' Equity ..........................  $     --     $     --
                                                        ==========   ==========




                 See accompanying notes and accountants' report.

                            COYOTE CANYON CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS




                                                                      Cumulative
                                                                   since October
                                                                        20, 1999
                                                                       Inception
                    For the three months ended  For the six months ended    of
                                June 30,               June 30,      development
                            ------------------    ------------------
                             2001       2000        2001       2000      stage
                            -------    -------    -------    -------    -------
Revenues: ...............   $  --      $  --      $  --      $  --      $  --

Expenses: ...............        56         55      1,356        935      3,687
                            -------    -------    -------    -------    -------

     Net Loss ...........   $   (56)   $   (55)   $(1,356)   $  (935)   $(3,687)
                            =======    =======    =======    =======    =======

Basic &
Diluted loss
per share ...............   $  --      $  --      $  --      $  --
                            =======    =======    =======    =======






                 See accompanying notes and accountants' report.

                             KNIGHT INVESTMENT LTD.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS


                                                                      Cumulative
                                                                   since October
                                                                      20, 1999
                                           For the six months ended Inception of
                                                         June 30,    Development
                                                   -----------------
                                                    2001      2000       Stage
                                                   -------   -------   -------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ........................................  $(1,356)  $  (935)  $(3,687)
Increase (Decrease) in Accounts Payable .........    1,356        55     1,356
                                                   -------   -------   -------
  Net Cash Used in operating activities .........     --        (880)   (2,331)
                                                   -------   -------   -------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities .......     --        --        --
                                                   -------   -------   -------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder ..............     --         880     2,331
                                                   -------   -------   -------
Net Cash Provided by
  Financing Activities ..........................     --         880     2,331
                                                   -------   -------   -------

Net (Decrease) Increase in
  Cash and Cash Equivalents .....................     --        --        --
Cash and Cash Equivalents
  at Beginning of Period ........................     --        --        --
                                                   -------   -------   -------
Cash and Cash Equivalents
  at End of Period ..............................  $  --     $  --     $  --
                                                   =======   =======   =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ......................................  $  --     $  --     $  --
  Franchise and income taxes ....................  $  --     $  --     $   500

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None


                 See accompanying notes and accountants' report.

                             KNIGHT INVESTMENT LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000

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

Interim Reporting

         The unaudited financial statements as of June 30, 2001 and for the three and six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on July 25, 1997. The Company ceased all operating activities during the period from July 25, 1997 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

         The Company has no products or services as of June 30, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                             KNIGHT INVESTMENT LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Continued)

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

Loss per Share

         The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                                     Per-Share
                                               Income      Shares      Amount
                                               ------      ------      ------
                                             (Numerator)(Denominator)

                                        For the three months ended June 30, 2001
                                        ----------------------------------------
Basic Loss per Share
Loss to common shareholders                  $      (56)  1,000,000  $       -
                                             ==========  ==========  ==========

                                        For the three months ended June 30, 2000
                                        ----------------------------------------
Basic Loss per Share
Loss to common shareholders                  $      (55)  1,000,000  $       -
                                             ==========  ==========  ==========

                                          For the six months ended June 30, 2001
                                          --------------------------------------
Basic Loss per Share
Loss to common shareholders                  $   (1,356)  1,000,000  $       -
                                             ==========  ==========  ==========

                                          For the six months ended June 30, 2000
                                          --------------------------------------
Basic Loss per Share
Loss to common shareholders                  $     (935)  1,000,000  $       -
                                             ==========  ==========  ==========

         The  effect  of   outstanding   common  stock   equivalents   would  be
anti-dilutive for June 30, 2001 and 2000 and are thus not considered.

                             KNIGHT INVESTMENT LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Continued)

Concentration of Credit Risk

         The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 - INCOME TAXES

         As of June 30, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $5,000 that may be offset against future taxable income through 2016. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

         The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

         As of June 30, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.



Item 2.  Management's Discussion and Analysis or Plan of Operation

         This Quarterly Report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including without limitation, the ability of the Company to continue its expansion  strategy,  changes in costs of raw  materials,  labor,  and  employee benefits, as well as general market conditions, competition and pricing. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Quarterly

Report will prove to be accurate. In light of the significant uncertainties inherent in the forward- looking statements included herein, the inclusion of such information should not be regarded as a presentation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Results of Operations

         The Company had no sales or sales revenues for the three months ended June 30, 2001 or 2000 because it is a shell company that has not had any business operations for the past three years.

         The Company had no costs of sales revenues for the three months ended June 30, 2001 or 2000 because it is a shell company that has not had any business operations for the past three years. The Company had general and administrative expenses of $56 for the three month period ended June 30, 2001 and $55 for the same period in 2000.

         The Company recorded net loss of $56 for the three months ended June 30, 2001 compared to $55 loss for the same period in 2000.

Capital Resources and Liquidity

         At June 30, 2001, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at December 31, 2000. The Company had a net working capital deficit of $1,356 at June 30, 2001 as compared to $0 at December 31, 2000.

         Net stockholders' deficit in the Company was $1,356 as of June 30, 2001 and $0 as of December 31, 2000.

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