Form 10KSB
period 2001-12-31
KNIGHT INVESTMENT LTD
filed 2002-04-02
CIK 1105306

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2001.

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

                 11601 E. Lusitano Place, Tucson, Arizona 85748
                   ------------------------------------------
               (Address of principal executive office) (Zip Code)

                                  (520)731-9890
                             ----------------------
                           (Issuer's telephone number)


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

At December 31, 2001, the aggregate market value of all shares of voting stock held by non- affiliates was $0.00. In determining this figure, the Registrant has assumed that all directors and executive officers are affiliates. Such assumption shall not be deemed conclusive for any other purpose. The number of shares outstanding of each class of the Registrant's common stock, as of December 31, 2001, was as follows: Common Stock $.001 par value, 1,000,000 shares.

Total revenues for fiscal year ended December 31, 2001: $0

At December 31, 2001, the number of shares of common stock outstanding was 1,000,000.

Transitional Small Business Disclosure Format (check one): Yes ; No  X
                                                              -    -----

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

LIQUIDITY AND CAPITAL RESOURCES

        The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity. The Company's balance sheet as of December 31, 2001, reflects a current asset value of $0.00, and a total asset value of $0.00.

        The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

RESULTS OF OPERATIONS

        During the period from October 20, 1999 through December 31, 2001, the Company has engaged in no significant operations other than organizational activities and preparation for registration of its securities under the Securities Exchange Act of 1934. No revenues were received by the Company during this period.

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

ITEM 11.  SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

Principal Shareholders

        The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 1,000,000 shares of issued and outstanding Common Stock, including options to acquire stock of the Company as of December 31, 2001 and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.
                                                      # of
Name and Address                Nature of            Shares
of Beneficial Owners            Ownership            Owned             Percent
Directors

Principal Shareholders


Daniel L. Hodges                 Common             800,000             80.00

Directors and Executive Officers


Daniel L. Hodges                 Common             800,000             80.00

All Executive Officers and
Directors as a Group (1
person)                           Direct             800,000            80.00%
                                  Options              None             None %
                                    Total            800,000            80.00%

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

                             KNIGHT INVESTMENT LTD.

      /s/ Daniel L. Hodges
      Daniel L. Hodges
      President, Chief Finance Officer and
      Director


Date: March 28, 2001

                             KNIGHT INVESTMENT LTD.
                          (A Development Stage Company)

                                       -:-

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2001 AND 2000

                                           CONTENTS

                                                                                       Page

Independent Auditor's Report...........................................................F - 1

Balance Sheets
  December 31, 2001 and 2000...........................................................F - 2

Statements of Operations
  For the Years Ended December 31, 2001 and 2000.......................................F - 3

Statement of Stockholders' Equity
 Since July 25, 1997 (inception) to December 31, 2001..................................F - 4

Statements of Cash Flows
  For the Years Ended December 31, 2001 and 2000.......................................F - 5

Notes to Financial Statements..........................................................F - 6

                                 INDEPENDENT AUDITOR'S REPORT


Knight Investment Ltd.
(A Development Stage Company)


        We have audited the accompanying balance sheets of Knight Investment Ltd. (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations and cash flows for the two years ended December 31, 2001 and the statement of stockholder's equity from July 25, 1997 (inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Knight Investment Ltd. (a development stage company) as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the two years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                                   Respectfully submitted



                                                   /S/ ROBISON, HILL & CO.
                                                   Certified Public Accountants





Salt Lake City, Utah
February 26, 2002

                             KNIGHT INVESTMENT LTD.
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                          December 31,
                                                 -------------------------------
                                                      2001            2000
                                                 --------------  ---------------

Assets:                                          $            -  $             -
                                                 ==============  ===============

Liabilities - Accounts Payable                   $        3,885  $             -
                                                 --------------  ---------------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 shares at December 31,
    2001 and 2000                                         1,000            1,000
  Paid-In Capital                                        26,573            2,531
  Retained Deficit                                       (1,200)          (1,200)
  Deficit Accumulated During the
    Development Stage                                   (30,258)          (2,331)
                                                 --------------  ---------------

     Total Stockholders' Equity                          (3,885)               -
                                                 --------------  ---------------

     Total Liabilities and
       Stockholders' Equity                      $            -  $             -
                                                 ==============  ===============







   The accompanying notes are an integral part of these financial statements.

                             KNIGHT INVESTMENT LTD.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                                   Cumulative
                                                                      since
                                                                   October 20,
                                                                      1999
                                                                    inception
                                       For the year ended              of
                                          December 31,             development
                                 ------------------------------
                                      2001            2000            stage
                                 --------------  --------------  ---------------
Revenues:                        $            -  $            -  $             -

Expenses:                                27,927           2,181           30,258
                                 --------------  --------------  ---------------

     Net Loss                    $      (27,927) $       (2,181) $       (30,258)
                                 --------------  --------------  ---------------

Basic & Diluted loss per share   $      (0.03)   $            -
                                 ==============  ==============











   The accompanying notes are an integral part of these financial statements.

                             KNIGHT INVESTMENT LTD.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
              SINCE JULY 25, 1997 (INCEPTION) TO DECEMBER 31, 2001

                                                                                          Deficit
                                                                                        Accumulated
                                                                                          During
                                           Common Stock         Paid-In    Retained     Development
                                        Shares     Par Value    Capital     Deficit        Stage
                                     ------------ -----------  ---------  -----------  -------------
Balance at July 25, 1997 (inception)            - $         -  $       -  $         -  $           -

November 4, 1997 Issuance of Stock
for Services and payment
of Accounts Payable                     1,000,000       1,000          -            -              -

Net Loss                                        -           -          -       (1,100)             -
                                     ------------ -----------  ---------  -----------  -------------

Balance at December 31, 1997            1,000,000       1,000          -       (1,100)             -

Net Loss                                        -           -          -         (100)             -
                                     ------------ -----------  ---------  -----------  -------------

Balance at December 31, 1998            1,000,000       1,000          -       (1,200)             -

Capital contributed by Shareholder              -           -        350            -              -
Net Loss                                        -           -          -            -           (150)
                                     ------------ -----------  ---------  -----------  -------------

Balance at December 31, 1999            1,000,000       1,000        350       (1,200)          (150)

Capital contributed by Shareholder              -           -      2,181            -              -
Net Loss                                        -           -          -            -         (2,181)
                                     ------------ -----------  ---------  -----------  -------------

Balance at December 31, 2000            1,000,000       1,000      2,531       (1,200)        (2,331)

Capital Contributed by Shareholder              -           -     24,042            -              -
Net Loss                                        -           -          -            -        (27,927)
                                     ------------ -----------  ---------  -----------  -------------

Balance at December 31, 2001            1,000,000 $     1,000  $  26,573  $    (1,200) $     (30,258)
                                     ============ ===========  =========  ===========  =============



   The accompanying notes are an integral part of these financial statements.

                             KNIGHT INVESTMENT LTD.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                    Cumulative
                                                                      Since
                                                                   October 20,
                                                                       1999
                                                                    Inception
                                            For the years ended         of
                                                December 31,       Development
                                            --------------------
                                               2001      2000         Stage
                                            ---------- ---------  --------------
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss                                    $  (27,927)$  (2,181) $      (30,258)
Increase (Decrease) in Accounts Payable          3,885         -           3,685
                                            ---------- ---------  --------------
  Net Cash Used in operating activities        (24,042)   (2,181)        (26,573)
                                            ---------- ---------  --------------

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by
  investing activities                               -         -               -
                                            ---------- ---------  --------------

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder              24,042     2,181          26,573
                                            ---------- ---------  --------------
Net Cash Provided by
  Financing Activities                          24,042     2,181          26,573
                                            ---------- ---------  --------------
Net (Decrease) Increase in
  Cash and Cash Equivalents                          -         -               -
Cash and Cash Equivalents
  at Beginning of Period                             -         -               -
                                            ---------- ---------  --------------
Cash and Cash Equivalents
  at End of Period                          $        - $       -  $            -
                                            ========== =========  ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                  $        - $       -  $            -
  Franchise and income taxes                $      115 $     200  $          615

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND
FINANCING ACTIVITIES: None



   The accompanying notes are an integral part of these financial statements.

                             KNIGHT INVESTMENT LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000


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

Nature of Business

        The Company has no products or services as of December 31, 2001. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                             KNIGHT INVESTMENT LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Loss per Share

        The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                                    For the year ended December 31, 2001
Basic Loss per Share
Loss to common shareholders                   $       (27,927)       1,000,000  $      (0.03)
                                              ===============  ===============  ==============


                                                    For the year ended December 31, 2000
Basic Loss per Share
Loss to common shareholders                   $        (2,181)       1,000,000  $            -
                                              ===============  ===============  ==============

        The  effect  of   outstanding   common   stock   equivalents   would  be
anti-dilutive for December 31, 2001 and 2000 and are thus not considered.

Concentration of Credit Risk

        The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements. The Company maintains the majority of its cash balances with one financial institution, in the form of demand deposits.

NOTE 2 - INCOME TAXES

         As of December 31, 2001, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $30,000 that may be offset against future taxable income through 2021. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

                             KNIGHT INVESTMENT LTD.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2001 and 2000
                                   (Continued)

NOTE 3 - DEVELOPMENT STAGE COMPANY/GOING CONCERN

        The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage. The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. In the interim, shareholders of the Company have committed to meeting its minimal operating expenses.

NOTE 4 - COMMITMENTS

        As of December 31, 2001 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - SUBSEQUENT EVENTS

        On March 22, 2002, the Company finalized a merger with Northeast Mortgage, L.L.C. The Company acquired Northeast Mortgage, L.L.C. and all or substantially all of its assets and liabilities in exchange for 3,000,000 shares of common stock and 4,600,000 shares of Series A Preferred Stock. Since the merger, the Company is no longer considered a development stage entity.