Form 10QSB
period 2002-03-31
NORTHEAST MORTGAGE CORP
filed 2002-05-20
CIK 1105306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         March 31, 2002
                                            ------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from                 to
                                            ---------------    -----------------
                    Commission file number                        000-29549
                                            ------------------------------------

                         Northeast Mortgage Corporation
 -------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

                     Nevada                               86-0972558
--------------------------------------------------------------------------------
             (State or other jurisdiction                (IRS Employer
         of incorporation or organization)             Identification No.)

               800 Main Street South, Southbury, Connecticut 06488
 ------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (203) 262-6110
                            Issuer's telephone number

11601 E. Lusitano Place, Tucson, Arizona 85748 (Former name, former address and former fiscal year, if changed since last report.)


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

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2002 4,000,000

        Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                    PART I


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT


Northeast Mortgage Corporation


        We have reviewed the accompanying balance sheets of Northeast Mortgage Corporation as of March 31, 2002 and December 31, 2001, and the related statements of operations and cash flows for the three month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

        Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

                                                   Respectfully submitted



                                                   /s/ ROBISON, HILL & CO.
                                                   Certified Public Accountants

Salt Lake City, Utah
May 20, 2002

                         NORTHEAST MORTGAGE CORPORATION
                                 BALANCE SHEETS

                                                                  March 31,      December 31,
ASSETS:                                                             2002             2001
                                                               ---------------  --------------
Current Assets:
     Cash                                                      $       355,539  $      106,030
     Mortgages Receivable                                            9,222,075      26,829,190
     Accounts Receivable                                               626,913         639,156
     Employee Advances                                                  84,673          72,756
     Prepaid Expenses                                                   10,000          10,000
                                                               ---------------  --------------

          Total Current Assets                                      10,299,200      27,657,132
                                                               ---------------  --------------

Fixed Assets - Net                                                     193,991         211,812
                                                               ---------------  --------------

Other Assets:
     Deposits                                                          160,871         152,841
     Notes Receivable - Second Mortgages                                52,800          52,800
     Customer Lists - Net                                              419,639         431,119
                                                               ---------------  --------------

          Total Other Assets                                           633,310         636,760
                                                               ---------------  --------------

          Total Assets                                         $    11,126,501  $   28,505,704
                                                               ===============  ==============


                         NORTHEAST MORTGAGE CORPORATION
                                 BALANCE SHEETS
                                   (continued)


                                                                  March 31,      December 31,
LIABILITIES & STOCKHOLDERS' EQUITY                                  2002             2001
                                                               ---------------  --------------
Current Liabilities:
     Note Payable - Bank                                       $        67,600  $       67,600
     Warehouse Line of Credit                                        8,838,456      26,410,742
     Accounts Payable and Accrued Expenses                             365,927         317,670
     Shareholder Payable                                                     -          61,822
                                                               ---------------  --------------

          Total Current Liabilities                                  9,271,983      26,857,834

Long-Term Note Payable - Bank                                          535,034         556,536
                                                               ---------------  --------------

          Total Liabilities                                          9,807,017      27,414,370
                                                               ---------------  --------------

Stockholders' Equity
     Preferred Stock, par value $.001,  10,000,000 shares
          Authorized,  4,600,000 shares issued at March 31, 2002,
          and 4,600,000 shares issued at December 31, 2001               4,600           4,600
     Common Stock, par value $.001,  100,000,000  shares
          Authorized,  4,000,000 shares issued at March 31, 2002,
          4,000,000 shares issued at December 31, 2001                   4,000           4,000
     Additional Paid-In Capital                                      1,082,734       1,082,734
     Retained Earnings (Deficit)                                       228,150               -
                                                               ---------------  --------------

          Total Stockholders' Equity                                 1,319,484       1,091,334
                                                               ---------------  --------------

          Total Liabilities and Stockholders' Equity           $    11,126,501  $   28,505,704
                                                               ===============  ==============

                       See accompanying notes and accountants' report.

                         NORTHEAST MORTGAGE CORPORATION
                            STATEMENTS OF OPERATIONS




                                                                    For the Three Months
                                                                            Ended
                                                                          March 31,
                                                               -------------------------------
                                                                    2002             2001
                                                               ---------------  --------------

Revenues                                                       $     2,269,679  $    2,105,574
                                                               ---------------  --------------

Operating Expenses:
  Sales and Marketing                                                  181,132         157,446
  General and Administrative                                         1,737,576       1,523,557
                                                               ---------------  --------------

      Total Operating Expenses                                       1,918,708       1,681,003
                                                               ---------------  --------------

Net Operating Income (Loss)                                            350,971         424,571

Other Income (Expense):
   Interest Income                                                      83,529             337
   Interest Expense                                                   (206,350)       (148,363)
                                                               ---------------  --------------

Net Income (Loss)                                              $       228,150  $      276,545
                                                               ===============  ==============

Net Income (Loss) per Share                                    $          0.03  $         0.03
                                                               ===============  ==============

                                                                     8,600,000       8,600,000
                                                               ===============  ==============










                       See accompanying notes and accountants' report.

                         NORTHEAST MORTGAGE CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                 For the three months ended
                                                                          March 31,
                                                               -------------------------------
                                                                    2002             2001
                                                               ---------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                              $       228,150  $      276,545
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization                                           29,301          41,000
(Increase) Decrease in Accounts Receivable                              12,243        (110,000)
(Increase) Decrease in Employee Advances                               (11,917)         (7,499)
(Increase) Decrease in Customer Lists                                   (1,000)              -
(Decrease) Increase in Accounts Payable and Accrued Expenses            48,257         (16,220)
                                                               ---------------  --------------
      Net Cash Used in Operating Activities                            305,034         183,826
                                                               ---------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
(Increase) Decrease in Mortgages Receivable                         17,607,115      (8,117,922)
(Increase) Decrease in Deposits                                         (8,030)         (7,500)
                                                               ---------------  --------------
      Net Cash Used in Investing Activities                         17,599,085      (8,125,422)
                                                               ---------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Long-term Debt                                             (20,502)              -
Payments on Shareholder Payables                                       (61,822)        (15,001)
Net Borrowing under Line of Credit Arrangements                    (17,572,286)      7,930,926
                                                               ---------------  --------------
      Net Cash Provided by Financing Activities                    (17,654,610)      7,915,925
                                                               ---------------  --------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                            249,509         (25,671)
Cash and Cash Equivalents
  at Beginning of Period                                               106,030         120,941
                                                               ---------------  --------------
Cash and Cash Equivalents
  at End of Period                                             $       355,539  $       95,270
                                                               ===============  ==============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for:
  Interest                                                     $       206,350  $      148,363
  Franchise and income taxes                                   $             -  $            -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None


                       See accompanying notes and accountants' report.

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        This summary of accounting policies for Northeast Mortgage Corporation is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

        The unaudited financial statements as of March 31, 2002 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

        The Company was incorporated under the laws of the State of Nevada on July 25, 1997. The Company ceased all operating activities during the period from July 25, 1997 to October 20, 1999 and was considered dormant. From October 20, 1999 to March 26, 2002, the Company was in the development stage. On
February 25, 2002, the Company changed its name to Northeast Mortgage Corporation in anticipation of its acquisition of the assets of Northeast Mortgage, LLC, a Connecticut limited liability company. On March 27, 2002, the Company completed the acquisition of the assets of Northeast Mortgage, LLC pursuant to a Contribution Agreement dated October 30, 2001. The Company, with offices in Southbury, Connecticut, Easton, Massachusetts, and Mesa and Phoenix, Arizona, is a mortgage lender.

        Since the former members of Northeast Mortgage, LLC control 88% of the Company after the acquisition, the transaction has been recorded as a recapitalization of Northeast Mortgage, LLC. The equity of the Company has been restated retroactively to reflect the recapitalization on these financial statements.

Nature of Business

        The Company is engaged primarily in the mortgage banking business. Its principal activity is the origination and sale of mortgage loans. The Company does not retain the right to service any of the mortgage loans sold to permanent investors. The Company, as a non supervised mortgagee, also originates FHA insured Title II mortgages which are sold to permanent investors.

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

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

Fixed Assets

        Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of March 31, 2002, depreciation is computed as follows:

                                                                 Accumulated
                         Cost          Method         Life      Depreciation         Net
                    --------------- -------------  ----------  ---------------  --------------
Furniture and
Fixtures            $       288,518  Accelerated    7 Years    $       180,121  $      108,397
Office Equipment            415,080  Accelerated    5 Years            329,486          85,594
                    ---------------                            ---------------  --------------
                    $       703,598                            $       509,607  $      193,991
                    ===============                            ===============  ==============

        As of December 31, 2001, depreciation is computed as follows:

                                                                 Accumulated
                         Cost          Method         Life      Depreciation         Net
                    --------------- -------------  ----------  ---------------  --------------
Furniture and
Fixtures            $       288,518  Accelerated    7 Years    $       172,533  $      115,985
Office Equipment            415,080  Accelerated    5 Years            319,253          95,827
                    ---------------                            ---------------
                    $       703,598                            $       491,786  $      211,812
                    ===============                            ===============  ==============

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Customer Lists

        Customer Lists acquired are recorded at cost and are being amortized over their estimated useful lives of fifteen years using the straight line method.

Income (Loss) per Share

        The reconciliations of the numerators and denominators of the basic income (loss) per share computations are as follows:

                                                                                  Per-Share
                                                  Income           Shares           Amount
                                                  ------           ------           ------
                                                (Numerator)     (Denominator)

                                                 For the three months ended March 31, 2002
                                                 -----------------------------------------
Basic Income (Loss) per Share
Income (Loss) to common shareholders          $       228,150        8,600,000  $         0.03
                                              ===============  ===============  ==============

                                                 For the three months ended March 31, 2001
                                                 -----------------------------------------
Basic Income (Loss) per Share
Income (Loss) to common shareholders          $       276,545        8,600,000  $         0.03
                                              ===============  ===============  ==============

        The total number of shares includes 4,000,000 common shares that are issued and outstanding and 4,600,000 shares of Series A Convertible Preferred Stock. The Series A shares are convertible to one share of common stock.

        There are no dilutive outstanding common stock equivalents at March 31, 2002 and 2001.

Concentration of Credit Risk

        The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and mortgages receivable. The Company places its cash investments with high credit quality institutions. At times such investments may be in excess of the FDIC insurance limit. The mortgages receivable are secured by residential real estate.

Income Taxes

        The Company accounts for income taxes under the provisions of SFAS No. 109,

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

"Accounting  for Income  Taxes." SFAS No.109  requires  recognition  of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Comprehensive Income

        The Company does not have any accumulated comprehensive income items, and therefore, is not required to report comprehensive income.

Advertising

        Advertising costs are expensed as incurred.

Revenue Recognition

        Revenue and related costs are reflected in the accounts when earned or incurred.

NOTE 2 - MORTGAGES RECEIVABLE

        Mortgages Receivable consist principally of mortgage loans originated and held for sale to permanent investors. They are held at lower of cost or market. Market value is determined by the permanent investor commitment. Also included in Mortgages Receivable are private mortgages, with terms of three and six months, that bear interest at 13.99% per annum. The notes are secured by residential real estate located in the states of Connecticut and Arizona and are financed through the Company. The fair value for these mortgages receivable approximate carrying amounts due to the short maturities of these instruments.

NOTE 3 - OPERATING LEASE COMMITMENTS

        The Company leases office space in Southbury, Connecticut, Easton, Massachusetts and Mesa and Phoenix, Arizona under agreements with terms of one to five years. In addition to the base rents, the Company is, in general, responsible for paying its pro rata share of the increases in real estate taxes and operating expenses over the base year amounts.

        The Company leases office equipment under agreements with terms of three years.

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Continued)

NOTE 3 - OPERATING LEASE COMMITMENTS (continued)

        The following summarizes the future minimum lease payments under all noncancellable operating lease obligations:

                             2002                          $302,216
                             2003                           292,392
                             2004                           145,447
                             2005                           106,112
                             2006                            62,419

NOTE 4 - DEPOSITS

        Included in deposits are amounts paid to permanent investors under indemnification agreements for loans sold and now serviced by said investors. Management expects no future indemnifications, nor do they expect to repurchase any loan sold, and accordingly, no provision has been made in the financial statements.

NOTE 5 - PROFIT SHARING PLAN

        On June 1, 1997, the Company (employer) established a 401(k) Profit Sharing Plan. Any full time employee who has completed three months of service and has attained age 21 is eligible to participate. The employer can make a discretionary matching contribution based on the employee elective contribution. The contribution, if any, is determined each year. For 2001, there were no matching contribution made.

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Continued)

NOTE 6 - LINE OF CREDIT

                                                                  March 31,      December 31,
                                                                    2002             2001
                                                               ---------------  --------------

$25,000,000 Line of Credit -Horizon Bank                       $     7,894,262  $   22,799,474
    Interest at Prime plus 1% per annum
    Security interest in all business assets
    and personal guarantee of members and
    their spouses Expires October 31, 2002,

$6,000,000 Line of Credit - People's Bank                      944,194               3,611,268
    Interest at Federal Discount Rate
    Security interest in all business
    assets and personal guarantee
    of  members and their spouses
    Expires June 30, 2002

                                                               ---------------  --------------
              Total Lines Of Credit                            $     8,838,456   $  26,410,742
                                                               ===============  ==============

NOTE 7 - NOTE PAYABLE - BANK

        On March 29, 2001, the Company signed a new credit agreement with Newtown Savings Bank (Bank). The new agreement amends the Commercial Note and Revolving Loan Agreement dated December 4, 1997 wherein a revolving credit facility was made available to the Company by the Bank in the amount of One Million Dollars ($1,000,000).

        The new agreement, with a principal sum of $676,000 is payable in fifty-nine (59) monthly principal payments of $5,633.33 plus interest commencing April 29, 2001 with the final payment of the entire unpaid principal balance of $343,633.53 plus interest payable on March 29, 2006. Interest is calculated at a variable rate per annum of two percentage points above the Prime Rate as published by the Wall Street Journal.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

        The Company is involved in various legal actions arising in the normal course of business. The Company is a party in the following pending matters:

        In Luciano et al v. Northeast Mortgage, LLC, the plaintiffs are claiming damages as a result of an alleged breach of a commitment to lend as well as other tort related claims. The Company intends to vigorously defend this action and has joined co-defendant IndyMac Mortgage Holdings, Inc. in retaining legal counsel to represent its interest. The ultimate resolution of this matter is not

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Continued)

NOTE 8 - COMMITMENTS AND CONTINGENCIES (continued)

ascertainable at this time. No provision has been made in the financial statements related to this claim.

NOTE 9 - RECAPITALIZATION

        On March 27, 2002, the Company consummated a transaction in which it acquired substantially all of the assets of Northeast Mortgage, LLC. (the "Acquisition").

        The Company had 1,000,000 shares of $.001 par value common stock outstanding prior to the acquisition. As a result of the acquisition, the former members of Northeast Mortgage, LLC were issued 3,000,000 shares of the Company's common stock and 4,600,000 shares of the Company's Series A Preferred Stock.. Following the acquisition, the Company had 4,000,000 shares of common stock and 4,600,000 shares of Series A Preferred Stock issued and outstanding.

        The former principal member of Northeast Mortgage, LLC and the Company's current President, Brian P. Rogerson, became the principal stockholder of the Company. Mr. Rogerson now owns 1,650,000 shares of the common stock, or approximately 41.25% of the issued and outstanding common stock. The only significant stockholder of the Company other than the former members of Northeast Mortgage, LLC is Daniel L. Hodges, who owns 800,000 shares of the Company's common stock. At the time of the acquisition, the Company had no assets or liabilities.

        Since the former members of Northeast Mortgage, LLC control 88% of the Company after the acquisition, the transaction has been recorded as a recapitalization of Northeast Mortgage, LLC. The equity of the Company has been restated retroactively to reflect the recapitalization on these financial statements.

NOTE 10 - PREFERRED STOCK

        On January 8, 2001, the Company authorized 10,000,000 shares of Preferred Stock, designated as Series A and Series B Preferred Stock. Series A and Series B Preferred Stock consist of 5,000,000 shares, with a par value of $.001 per share. On January 18, 2002 the Board of Directors approved a resolution that designates the 5,000,000 shares of Series A shares as Series A Convertible Preferred Stock, with a par value of $.001 per share. The Stated Value of each Series A Preferred Share is $.10. The holders of shares of the Series A Preferred Stock shall be entitled to receive dividends when, if and as declared by the Board of Directors. Each share of Series A Preferred Stock shall be convertible, at the option of the holder, into one share of the Company's common stock.

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Continued)

NOTE 11 - ACQUISITION

        On March 27, 2002 the Company acquired all of the assets of Northeast Mortgage, LLC (NEM). As a result of the Acquisition, the Company issued 3,000,000 shares of common stock and 4,600,000 shares of Series A Preferred Stock to the former members of NEM and the Acquisition the business of NEM became the Company's business. On February 25, 2002, the Company filed Articles of Amendment to amend and restate the Articles of Incorporation to change the name from Knight Investment Ltd. to Northeast Mortgage Corporation in anticipation of the Acquisition.

        The Company is engaged primarily in the mortgage banking business, and as such originate and sell mortgage loans. The mortgage loans are principally prime credit quality first-lien mortgage loans secured by single-family residences although the Company also offers home equity loans both in conjunction with newly produced prime credit quality first mortgages and as a separate product. In addition, the Company offers sub-prime credit quality first-lien single-family mortgage loans.

        Before the acquisition of NEM, the Company was an inactive publicly registered shell corporation and had no significant assets or operations.

Item 2.  Management's Discussion and Analysis or Plan of Operation

        The following statement is made pursuant to the safe harbor provision for forward-looking statements described in the Private Securities Litigation Reform Act of 1995. Northeast Mortgage Corporation may make certain statements in this Prospectus, including, without limitation statements that contain the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward-looking statements." Forward-looking statements may relate to our future growth and profitability; the anticipated trends in our industry; and our competitive strengths and business strategies; Further, forward-looking statements are based on our current expectations and are subject to a number of risks, uncertainties and assumptions relating to our operations, financial condition and results of operations. For a discussion of factors that may affect the outcome projected in such statements, see "Risk Factors and Investment Considerations." If any of these risks or uncertainties materialize, or if any of the underlying assumptions prove incorrect, actual results could differ materially from results expressed or implied in any of our forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect events or circumstances arising after the date of this 10QSB.

Acquisition

        On March 27, 2002 we acquired all of the assets of Northeast Mortgage, LLC (NEM). As a result of the Acquisition, we issued 3,000,000 shares of our common stock and 4,600,000 shares of our Series A Preferred Stock to the former members of NEM and the Acquisition the business of NEM became our business. On February 25, 2002, we filed Articles of Amendment to amend and restate our Articles of Incorporation to change our name from Knight Investment Ltd. to Northeast Mortgage Corporation in anticipation of the Acquisition.

        We are engaged primarily in the mortgage banking business, and as such originate and sell mortgage loans. Our mortgage loans are principally prime credit quality first-lien mortgage loans secured by single-family residences although we also offer home equity loans both in conjunction with newly produced prime credit quality first mortgages and as a separate product. In addition, we offer sub-prime credit quality first-lien single-family mortgage loans.

        Before our acquisition of NEM we were an inactive publicly registered shell corporation and had no significant assets or operations.

PLAN OF OPERATION

        During the three months ended March 31, 2002, Northeast focused its resources in further establishing a presence in the financial services industry as a regional mortgage banker. Its primary goals were to increase the number of loans originated while controlling and then reducing salaries and other expenses required to facilitate the closing of the mortgage transaction. In January of 2000 Northeast established its own telemarketing department to increase the number of leads available to its sales staff while also decreasing advertising related expenses. A new Mesa, Arizona office was established in the second half of 1999. That office has established itself locally in 2000 and has generated a profit for 2001. In addition to taking the necessary steps to increase production we eliminated and consolidated a number of salary positions while also restructuring the compensation plans of all salespeople in an effort to improve earnings.

First Quarter 2002 as Compared to First Quarter 2001 Results of Operations and Analysis of Financial Condition

        Revenues increased 8% from $2,105,574 for the three months ended March 31, 2001 to $2,269,679 for the three months ended March 31, 2002. Net income was $228,150 for the three months ended March 31, 2002 compared to net income of $276,545 for the three months ended March 31, 2001 - a decrease in net income of 17%. The increase in revenues and decrease in net income was primarily attributable to increases in accounts receivable from $410,216 in the first quarter of 2001 to $626,913 for the first quarter of 2002 an increase of 53%. We expect our advertising expenses to remain constant since the majority of our ongoing expense related to advertising is budgeted through our internal telemarketing department. We do not foresee any material increases in costs in the near future.

       We originated 459 loans in the first quarter of 2002, a 2.8% increase after the comparable period in 2001 when we originated 442 loans. These numbers represent total loans funded amounts of $62,915,023 in 2002 and $59,607,088 in 2001.

Seasonality

        The mortgage banking industry is generally subject to seasonal trends. We are subject to this seasonality. Production tends to decrease during the summer and increase during the fall, winter, and spring.

Market Risk

        Interest rates are the primary market risk Northeast faces. Increasing interest rates tend to decrease the number of loans originated. Northeast compensates for interest rate increases by offering variable rate mortgages, sub-prime loans, and equity loans, which tend to gain in popularity during periods of increased interest rates. In periods of decreasing interest increase the number of loans originated during the decreasing rate trend. Investors whom Northeast sells its loans compete for its business therefore decreasing interest rate environment has only a positive effect on its results of operations effect only.

Liquidity And Capital Resources

        We expect that we will be able to satisfy our cash requirements for the next twelve months from its existing cash flow.

Employees

        We do not expect any material change in the number of employees.


                           PART II - OTHER INFORMATION

        ITEM 1.  LEGAL PROCEEDINGS

        The Company is involved in various legal actions arising in the normal course of business. The Company is a party in the following pending matters:

               In Luciano et al v. Northeast Mortgage, LLC, the plaintiffs are claiming damages as a result of an alleged breach of a commitment to lend as well as other tort related claims. The Company intends to vigorously defend this action and has joined co-defendant IndyMac Mortgage Holdings, Inc. in retaining legal counsel to represent its interest. The ultimate resolution of this matter is not ascertainable at this time. No provision has been made in the financial statements related to this claim.

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

        None.

        ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)    EXHIBITS

        The following documents are filed herewith or have been included as exhibits to previous filings with the Commission and are incorporated herein by this reference:

               Exhibit No.   Exhibit

               3.1           Articles of Incorporation(1)

               3.2           Amended Articles of Incorporation(1)

               3.3           Bylaws(1)

               3.4           Amended Articles of Incorporation(2)

        (b) On April 11, 2002, the Company filed a report on 8-K reporting the acquisition of Northeast Mortgage, LLC under Item 1, Changes in Control of Registrant, Item 2, Acquisition or Disposition of Assets, Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information, and Exhibits.

        (1) Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated February 16, 2000.

        (2) Incorporated herein by reference from Registrant's Form 8-K, dated April 11, 2002
        .

                                   SIGNATURES

               In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 20th day of May, 2002.

        Northeast Mortgage Corporation



        /s/ Brian Rogerson
        Brian Rogerson
        President

        May 20, 2002