Form 10QSB
period 2002-06-30
NORTHEAST MORTGAGE CORP
filed 2002-10-03
CIK 1105306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2002
                  --------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from                to
                                            --------------    ------------------
                        Commission file number 000-29549
            --------------------------------------------------------

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2002 4,000,000

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT


Northeast Mortgage Corporation


         We have reviewed the accompanying balance sheets of Northeast Mortgage Corporation as of June 30, 2002 and December 31, 2001, and the related statements of operations for the three and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully submitted



                                                    /S/ ROBISON, HILL & CO.
                                                    Certified Public Accountants

Salt Lake City, Utah
August 13, 2002

                         NORTHEAST MORTGAGE CORPORATION
                                 BALANCE SHEETS






                                                      June 30,      December 31,
ASSETS:                                                  2002          2001
                                                      -----------   -----------
Current Assets:
     Cash ..........................................  $   102,037   $   106,030
     Mortgages Receivable ..........................   11,870,611    26,829,190
     Accounts Receivable ...........................      621,379       639,156
     Employee Advances .............................      111,522        72,756
     Prepaid Expenses ..............................       10,000        10,000
                                                      -----------   -----------

          Total Current Assets .....................   12,715,549    27,657,132
                                                      -----------   -----------

Fixed Assets - Net .................................      188,173       211,812
                                                      -----------   -----------

Other Assets:
     Deposits ......................................      171,298       152,841
     Notes Receivable - Second Mortgages ...........       52,800        52,800
     Customer Lists - Net ..........................      234,639       311,613
     Deferred Tax Assets ...........................       60,900        40,600
                                                      -----------   -----------

          Total Other Assets .......................      519,637       557,854
                                                      -----------   -----------

          Total Assets .............................  $13,423,359   $28,426,798
                                                      ===========   ===========

                         NORTHEAST MORTGAGE CORPORATION
                                 BALANCE SHEETS
                                   (continued)



                                                                    June 30,      December 31,
LIABILITIES & STOCKHOLDERS' EQUITY                                    2002           2001
                                                                  ------------    ------------
Current Liabilities:
     Note Payable - Bank ......................................   $     67,600    $     67,600
     Warehouse Line of Credit .................................     11,422,393      26,410,742
     Accounts Payable and Accrued Expenses ....................        304,588         317,670
     Income Taxes Payable .....................................         43,390            --
     Shareholder Payable ......................................           --            61,822
                                                                  ------------    ------------

          Total Current Liabilities ...........................     11,837,971      26,857,834

Long-Term Note Payable - Bank .................................        517,389         556,536
                                                                  ------------    ------------

          Total Liabilities ...................................     12,355,360      27,414,370
                                                                  ------------    ------------

Stockholders' Equity
     Preferred Stock, par value $.001, 10,000,000 shares
          Authorized, 4,600,000 shares issued at June 30, 2002,
          and -0- shares issued at December 31, 2001 ..........          4,600            --
     Common Stock, par value $.001, 100,000,000 shares
          Authorized, 4,000,000 shares issued at June 30, 2002,
          1,000,000 shares issued at December 31, 2001 ........          4,000           1,000
     Additional Paid-In Capital ...............................      1,082,734       1,090,334
     Retained Earnings (Deficit) ..............................        (23,335)        (78,906)
                                                                  ------------    ------------

          Total Stockholders' Equity ..........................      1,067,999       1,012,428
                                                                  ------------    ------------

          Total Liabilities and Stockholders' Equity ..........   $ 13,423,359    $ 28,426,798
                                                                  ============    ============







                    The accompanying notes are an integral part of these financial statements.

                         NORTHEAST MORTGAGE CORPORATION
                            STATEMENTS OF OPERATIONS



                                              For the Three Months                     For the Six Months
                                                      Ended                                  Ended
                                                    June 30,                                June 30,
                                      -------------------------------------  --------------------------------------
                                            2002                2001                2002                2001
                                      -----------------   -----------------  ------------------  ------------------

Revenues                              $       2,576,173   $       2,187,575  $        4,845,852  $        4,293,149
                                      -----------------   -----------------  ------------------  ------------------

Operating Expenses:
  Sales and Marketing                           204,201             191,903  385,333                        349,349
  General and Administrative                  2,402,023           2,022,546           4,169,476           3,546,103
                                      -----------------   -----------------  ------------------  ------------------

      Total Operating Expenses                2,606,224           2,214,449           4,554,809           3,895,452
                                      -----------------   -----------------  ------------------  ------------------

Net Operating Income (Loss)                     (30,051)            (26,874)            291,043             397,697

Other Income (Expense):
  Interest Income                                27,956                 269             111,485                 606
  Interest Expense                             (117,517)           (128,270)           (323,867)           (276,633)
                                      -----------------   -----------------  ------------------  ------------------

Net Income (Loss) Before
  Income Taxes and Effect of
  Change in Accounting
  Principle                                    (119,612)           (154,875)             78,661             121,670

Income Tax (Expense) Benefit
  Current Federal Tax                            18,151                   -             (33,224)                  -
  Current State Tax                               6,945                   -             (10,166)                  -
  Deferred Income Tax                            10,150                   -              20,300                   -
                                      -----------------   -----------------  ------------------  ------------------

Net Income (Loss) Before
  Effect of Change in
  Accounting Principle                          (84,366)           (154,875)             55,571             121,670

Effect of Change in
  Accounting Principle                                -             (29,877)                  -             (59,754)
                                      -----------------   -----------------  ------------------  ------------------

Net Income (Loss)                     $         (84,366)  $        (184,752) $           55,571  $           61,916
                                      =================   =================  ==================  ==================

                         NORTHEAST MORTGAGE CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (continued)





                                              For the Three Months                     For the Six Months
                                                      Ended                                  Ended
                                                    June 30,                                June 30,
                                      -------------------------------------  --------------------------------------
                                            2002                2001                2002                2001
                                      -----------------   -----------------  ------------------  ------------------

Net Income (Loss) per Share
  Before Effect of Change in
  Accounting Principle                $          (0.01)   $          (0.15)  $             0.01  $             0.12
                                      =================   =================  ==================  ==================

Net Income (Loss) per Share
  Effect of Change in
  Accounting Principle                $               -   $          (0.03)  $                -  $           (0.06)
                                      =================   =================  ==================  ==================

Net Income (Loss) per Share
  After Effect of Change in
  Accounting Principle                $          (0.01)   $          (0.18)  $             0.01  $             0.06
                                      =================   =================  ==================  ==================

                                              8,600,000           1,000,000           8,600,000           1,000,000
                                      =================   =================  ==================  ==================












                    The accompanying notes are an integral part of these financial statements.

                         NORTHEAST MORTGAGE CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                    For the six months ended
                                                                                            June 30,
                                                                             --------------------------------------
                                                                                    2002                2001
                                                                             ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                            $           55,571  $           61,916
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization                                                           112,615             141,757
(Increase) Decrease in Deferred Tax Asset                                               (20,300)
(Increase) Decrease in Accounts Receivable                                               17,777             (76,627)
(Increase) Decrease in Employee Advances                                                (38,767)             49,541
(Increase) Decrease in Customer Lists                                                         -                   -
(Decrease) Increase in Accounts Payable and Accrued Expenses                             30,307            (185,794)
                                                                             ------------------  ------------------
      Net Cash Used in Operating Activities                                             157,203              (9,207)
                                                                             ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment                                                                   (12,000)                  -
(Increase) Decrease in Mortgages Receivable                                          14,958,579          (8,197,876)
(Increase) Decrease in Deposits                                                         (18,457)             (7,500)
                                                                             ------------------  ------------------
      Net Cash Used in Investing Activities                                          14,928,122          (8,205,376)
                                                                             ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Long-term Debt                                                              (39,147)                  -
Payments on Shareholder Payables                                                        (61,822)           (119,060)
Net Borrowing under Line of Credit Arrangements                                     (14,988,349)          8,270,202
                                                                             ------------------  ------------------
      Net Cash Provided by Financing Activities                                     (15,089,318)          8,151,142
                                                                             ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                              (3,993)            (63,441)
Cash and Cash Equivalents
  at Beginning of Period                                                                106,030             120,941
                                                                             ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                                           $          102,037  $           57,500
                                                                             ==================  ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for:
  Interest                                                                   $          323,867  $          148,363
  Franchise and income taxes                                                 $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

                    The accompanying notes are an integral part of these financial statements.

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Northeast Mortgage Corporation is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of June 30, 2002 and for the six month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on July 25, 1997. The Company ceased all operating activities during the period from July 25, 1997 to October 20, 1999 and was considered dormant. From October 20, 1999 to March 26, 2002, the Company was in the development stage. On
February 25, 2002, the Company changed its name to Northeast Mortgage Corporation in anticipation of its acquisition of the assets of Northeast Mortgage, LLC, a Connecticut limited liability company. On March 27, 2002, the Company completed the acquisition of the assets of Northeast Mortgage, LLC pursuant to a Contribution Agreement dated October 30, 2001. The Company, with offices in Southbury, Connecticut; Easton, Massachusetts; and Mesa and Phoenix, Arizona, is a mortgage lender.

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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

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

Fixed Assets

         Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of June 30, 2002, depreciation is computed as follows:

                                                                                Accumulated
                               Cost              Method           Life         Depreciation             Net
                         -----------------  ----------------  ------------  -------------------  ------------------
Furniture and
Fixtures                 $         288,518    Accelerated       7 Years     $           187,708  $          100,810
Office Equipment                   427,081    Accelerated       5 Years                 339,718              87,363
                         -----------------                                  -------------------
                         $         715,599                                  $527,426             $          188,173
                         =================                                  ===================  ==================

         As of December 31, 2001, depreciation is computed as follows:


                                                                                Accumulated
                               Cost              Method           Life         Depreciation             Net
                         -----------------  ----------------  ------------  -------------------  ------------------
Furniture and
Fixtures                 $         288,518    Accelerated       7 Years     $           172,533  $          115,985
Office Equipment                   415,080    Accelerated       5 Years                 319,253              95,827
                         -----------------                                  -------------------
                         $         703,598                                  $           491,786  $          211,812
                         =================                                  ===================  ==================

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Income (Loss) per Share

         The reconciliations of the numerators and denominators of the basic income (loss) per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                              ------              ------               ------
                                                           (Numerator)         (Denominator)

                                                                 For the three months ended June 30, 2002
                                                                 ----------------------------------------
Basic Income (Loss) per Share
Income (Loss) to common shareholders                    $          (84,366)           8,600,000  $           (0.01)
                                                        ==================  ===================  ==================

                                                                 For the three months ended June 30, 2001
                                                                 ----------------------------------------
Basic Income (Loss) per Share
Income (Loss) to common shareholders                    $         (184,752)           1,000,000  $           (0.18)
                                                        ==================  ===================  ==================

                                                                  For the six months ended June 30, 2002
                                                                  --------------------------------------
Basic Income (Loss) per Share

Income (Loss) to common shareholders                    $           55,571            8,600,000  $             0.01

                                                        ==================  ===================  ==================

                                                                  For the six months ended June 30, 2001
                                                                  --------------------------------------
Basic Income (Loss) per Share
Income (Loss) to common shareholders                    $           61,916            1,000,000  $             0.06
                                                        ==================  ===================  ==================

         The total number of shares at June 30, 2002, includes 4,000,000 common shares that are issued and outstanding and 4,600,000 shares of Series A Convertible Preferred Stock. The Series A shares are convertible to one share of common stock. The total number of shares at June 30, 2001 includes 1,000,000 common shares that are issued and outstanding.

         There are no dilutive outstanding common stock equivalents at June 30, 2002 and 2001.

Concentration of Credit Risk

         The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and mortgages receivable. The Company places its cash investments with high credit quality institutions. At times such investments may be in excess of the FDIC insurance limit. The mortgages receivable are secured by residential real estate.

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Income Taxes

         The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Comprehensive Income

         The Company does not have any accumulated comprehensive income items, and therefore, is not required to report comprehensive income.

Advertising

         Advertising costs are expensed as incurred.

Revenue Recognition

         Revenue and related costs are reflected in the accounts when earned or incurred.


Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

         (a) All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interests method of accounting is prohibited except for transactions initiated before July 1, 2001.
         (b) Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
         (c)      Goodwill,  as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized.
         (d)      Effective January 1, 2002, all previously  recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
         (e) Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
         (f) Effective January 1, 2002, the useful life of intangible assets with finite lives will be evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.
         (g) All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

         On January 1, 2002, the Company adopted SFAS 142 and as required, the useful lives of the customer lists were evaluated and the remaining amortization periods adjusted accordingly. Prior to the adoption of SFAS 142, the Company amortized the customer lists over an estimated useful life of fifteen years. Since the adoption of SFAS 142, the Company amortizes the customer lists over an estimated useful life of five years. The effect of the accounting change and related income tax effects are presented in the statement of operations, along with the per-share effect of the accounting change.

NOTE 2 - MORTGAGES RECEIVABLE

         Mortgages Receivable consist principally of real estate mortgage loans originated and held for sale to permanent investors. They are held at lower of cost or market. Market value is determined by the permanent investor commitment. Also included in Mortgages Receivable are private real estate mortgages, with terms of three and six months, that bear interest at 13.99% per annum. The notes are secured by residential real estate located in the states of Connecticut and Arizona and are financed through the Company. The fair value for these mortgages receivable approximate carrying amounts due to the short maturities of these instruments.

         Losses are recorded as incurred. The Company has no provision for losses because it has never had a delinquency. The probability for a loss is immaterial, due to the fact that the loans are sold to permanent investors before funding.

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

NOTE 3 - CUSTOMER LISTS

         The Company acquired its customer lists through direct purchase from various vendors. These are recorded at cost and amortized using the straight line method over five years, which is the estimated useful life. With the formation of the Company's telemarketing department, the customer lists are now a component of the Company's data base, and through statistical reports, impairment is evaluated on an annual basis.

NOTE 4 - INCOME TAXES

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax benefits (expenses) of $59,753 and $0 for the six months ended June 30, 2002 and 2001 respectively. These deferred tax benefits are the result of differences between book and tax amortization of intangible assets.

         The difference between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below:

                                                                                    For the Six Months Ended
                                                                                            June 30,
                                                                             --------------------------------------
                                                                                    2002                2001
                                                                                                    (Pro Forma)
                                                                             ------------------  ------------------

Expense (Benefit) at the federal statutory rate of 34%                       $           25,785  $           21,060
Effect on opening deferred taxes of reduction in tax rate                                20,300              20,300
Nondeductible expenses                                                                      938               1,020
State Income Taxes                                                                       (3,456)             (3,103)
Surtax Exemption                                                                        (10,343)            (10,964)
                                                                             ------------------  ------------------
Effective Tax Expense (Benefit)                                              $           33,224  $           28,313
                                                                             ==================  ==================

NOTE 5 - OPERATING LEASE COMMITMENTS

         The Company leases office space in Southbury, Connecticut; Easton, Massachusetts; and Mesa and Phoenix, Arizona under agreements with terms of one to five years. In addition to the base rents, the Company is, in general, responsible for paying its pro rata share of the increases in real estate taxes and operating expenses over the base year amounts.

         The Company leases office equipment under agreements with terms of three years.

         The following summarizes the future minimum lease payments under all noncancellable operating lease obligations:

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

NOTE 5 - OPERATING LEASE COMMITMENTS (continued)

                     2002                               $302,216
                     2003                                292,392
                     2004                                145,447
                     2005                                106,112
                     2006                                 62,419

NOTE 6 - DEPOSITS

         Included in deposits are amounts paid to permanent investors under indemnification agreements for loans sold and now serviced by said investors. Management expects no future indemnifications, nor do they expect to repurchase any loan sold, and accordingly, no provision has been made in the financial statements.

NOTE 7 - PROFIT SHARING PLAN

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

NOTE 8 - LINE OF CREDIT

                                                                                  June 30,          December 31,
                                                                                    2002                2001
                                                                             ------------------  ------------------

$25,000,000 Line of Credit -Horizon Bank                                     $        4,975,845  $       22,799,474
    Interest at Prime plus 1% per annum
    Security interest in all business assets and personal guarantee of members and their spouses
    Expires October 31, 2002,

$6,000,000 Line of Credit - People's Bank                                             6,446,548           3,611,268
    Interest at Federal Discount Rate
    Security interest in all business assets and personal guarantee of  members and their spouses
    Expires June 30, 2002

                                                                             ------------------  ------------------
                 Total Lines Of Credit                                       $       11,422,393   $      26,410,742
                                                                             ==================  ==================

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

NOTE 9 - NOTE PAYABLE - BANK

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES

         The Company is involved in various legal actions arising in the normal course of business. The Company is a party in the following pending matters:

         In Luciano et al v. Northeast Mortgage, LLC, the Plaintiff is suing as a result of an alleged breach of a commitment to lend $180,000, as well as other tort related claims. The Plaintiff does not have an attorney and consequently, the nature and basis of the claims are difficult to determine from the pleadings that have been filed to date. The Company intends to vigorously defend this action and has joined co-defendant IndyMac Mortgage Holdings, Inc. in retaining legal counsel to represent its interests. A Motion to Dismiss the Plaintiff's claims has been granted and the Plaintiff has filed several motions to reinstate the claims. Due to the fact that the litigation has never progressed past the initial stages, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount, if any, of any potential losses. No provision has been made in the financial statements related to this claim.

NOTE 11 - RECAPITALIZATION

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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (Continued)

NOTE 11 - RECAPITALIZATION (continued)

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

NOTE 12 - PREFERRED STOCK

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

NOTE 13 - ACQUISITION

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

PLAN OF OPERATION

         During the three months ended June 30, 2002, Northeast focused its resources in further establishing a presence in the financial services industry as a regional mortgage banker. Its primary goals were to increase the number of loans originated while controlling and then reducing salaries and other expenses required to facilitate the closing of the mortgage transaction. In January of 2000 Northeast established its own telemarketing department to increase the number of leads available to its sales staff while also decreasing advertising related expenses. A new Mesa, Arizona office was established in the second half of 1999. That office has established itself locally in 2000 and has generated a profit for 2001. In addition to taking the necessary steps to increase production we eliminated and consolidated a number of salary positions while also restructuring the compensation plans of all salespeople in an effort to improve earnings.

First Quarter 2002 as Compared to First Quarter 2001 Results of Operations and Analysis of Financial Condition

         Revenues increased 18% from $2,187,575 for the three months ended June 30, 2001 to $2,576,173 for the three months ended June 30, 2002. Net loss was $184,752 for the three months ended June 30, 2001 compared to net loss of $84,366 for the three months ended June 30, 2002 - an increase in net income of 54%. The increase in revenues and net income was primarily attributable to increases in accounts receivable from $376,845 in the second quarter of 2001 to $621,379 for the second quarter of 2002 an increase of 65%. We expect our advertising expenses to remain constant since the majority of our ongoing expense related to advertising is budgeted through our internal telemarketing department. We do not foresee any material increases in costs in the near future.

        We originated 475 loans in the second quarter of 2002, an 8.8% decrease after the comparable period in 2001 when we originated 521 loans. These numbers represent total loans funded amounts of $70,397,000 in 2002 and $81,391,000 in 2001.

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

                           PART II - OTHER INFORMATION

         ITEM 1. LEGAL PROCEEDINGS

         The Company is involved in various legal actions arising in the normal course of business. The Company is a party in the following pending matters:

                  In Luciano et al v. Northeast Mortgage, LLC, the Plaintiff is suing as a result of an alleged breach of a commitment to lend $180,000, as well as other tort related claims. The Plaintiff does not have an attorney and consequently, the nature and basis of the claims are difficult to determine from the pleadings that have been filed to date. The Company intends to vigorously defend this action and has joined co-defendant IndyMac Mortgage Holdings, Inc. in retaining legal counsel to represent its interests. A Motion to Dismiss the Plaintiff's claims has been granted and the Plaintiff has filed several motions to reinstate the claims. Due to the fact that the litigation has never progressed past the initial stages, the Company is unable to evaluate the likelihood of an unfavorable outcome or estimate the amount, if any, of any potential losses. No provision has been made in the financial statements related to this claim.

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

         3.1      Articles of Incorporation(1)

         3.2      Amended Articles of Incorporation(1)

         3.3      Bylaws(1)

         3.4      Amended Articles of Incorporation(2)

         99.1 Certification Pursuant to 18 U.S.C. ss 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification Pursuant to 18 U.S.C. ss 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

         (1)      Incorporated   herein  by  reference  from  Registrant's  Form
                  10SB12G, Registration Statement, dated February 16, 2000.

         (2) Incorporated herein by reference from Registrant's Form 8-K, dated April 11, 2002


                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 30th day of September, 2002.

         Northeast Mortgage Corporation

         /s/ Brian Rogerson
         Brian Rogerson
         President, Principal Executive Officer


         /s/ Sean Rogerson
         Sean Rogerson
         Vice-President, Principal Financial Officer

         September 30, 2002

         I, Brian Rogerson certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Northeast Mortgage Corporation.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         Date: 9/30/02


          /s/ Brian Rogerson
         --------------------------------------------------------
         Brian Rogerson
         President and Principal Executive Officer



         I, Sean Rogerson certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Northeast Mortgage Corporation.

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         Date: 9/30/02


          /s/ Sean Rogerson
         -------------------------------------------------------
         Sean Rogerson
         Vice-President and Principal Financial Officer