Form 10QSB
period 2002-09-30
NORTHEAST MORTGAGE CORP
filed 2002-11-14
CIK 1105306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2002
                -------------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

       For the transition period from                to
                                     ----------------  -------------------------
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2002 4,000,000


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT


Northeast Mortgage Corporation


         We have reviewed the accompanying balance sheets of Northeast Mortgage Corporation as of September 30, 2002 and December 31, 2001, and the related statements of operations for the three and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully submitted



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
November 12, 2002

                         NORTHEAST MORTGAGE CORPORATION
                                 BALANCE SHEETS




                                                                               September 30,        December 31,
ASSETS:                                                                             2002                2001
                                                                             ------------------  ------------------
Current Assets:
     Cash                                                                    $          186,000  $          106,030
     Mortgages Receivable                                                            31,361,777          26,829,190
     Accounts Receivable                                                                730,085             639,156
     Employee Advances                                                                  109,346              72,756
     Prepaid Expenses                                                                    10,000              10,000
                                                                             ------------------  ------------------

          Total Current Assets                                                       32,397,208          27,657,132
                                                                             ------------------  ------------------

Fixed Assets - Net                                                                      175,849             211,812
                                                                             ------------------  ------------------

Other Assets:
     Deposits                                                                           176,661             152,841
     Notes Receivable - Second Mortgages                                                 52,800              52,800
     Customer Lists - Net                                                               196,152             311,613
     Deferred Tax Assets                                                                 70,100              40,600
                                                                             ------------------  ------------------

          Total Other Assets                                                            495,713             557,854
                                                                                        =======
                                                                             ------------------  ------------------

          Total Assets                                                       $       33,068,770  $       28,426,798
                                                                             ==================  ==================

                         NORTHEAST MORTGAGE CORPORATION
                                 BALANCE SHEETS
                                   (continued)



                                                                               September 30,        December 31,
LIABILITIES & STOCKHOLDERS' EQUITY                                                  2002                2001
                                                                             ------------------  ------------------
Current Liabilities:
     Note Payable - Bank                                                     $           67,600  $           67,600
     Warehouse Line of Credit                                                        30,438,164          26,410,742
     Accounts Payable and Accrued Expenses                                              242,670             317,670
     Income Taxes Payable                                                               337,731                   -
     Shareholder Payable                                                                      -              61,822
                                                                             ------------------  ------------------

          Total Current Liabilities                                                  31,086,165          26,857,834

Long-Term Note Payable - Bank                                                           500,489             556,536
                                                                             ------------------  ------------------

          Total Liabilities                                                          31,586,654          27,414,370
                                                                             ------------------  ------------------

Stockholders' Equity
     Preferred Stock, par value $.001, 10,000,000 shares
          Authorized, 4,600,000 shares issued at September 30,
          2002, and -0- shares issued at December 31, 2001                                4,600                   -
     Common Stock, par value $.001, 100,000,000 shares
          Authorized, 4,000,000 shares issued at September 30,
          2002, and 1,000,000 shares issued at December 31, 2001                          4,000               1,000
     Additional Paid-In Capital                                                       1,082,734           1,090,334
     Retained Earnings (Deficit)                                                        390,782             (78,906)
                                                                             ------------------  ------------------

          Total Stockholders' Equity                                                  1,482,116           1,012,428
                                                                             ------------------  ------------------

          Total Liabilities and Stockholders' Equity                         $       33,068,770  $       28,426,798
                                                                             ==================  ==================









   The accompanying notes are an integral part of these financial statements.

                         NORTHEAST MORTGAGE CORPORATION
                            STATEMENTS OF OPERATIONS



                                              For the Three Months                    For the Nine Months
                                                      Ended                                  Ended
                                                  September 30,                          September 30,
                                      -------------------------------------  --------------------------------------
                                            2002                2001                2002                2001
                                      -----------------   -----------------  ------------------  ------------------

Revenues                              $       3,531,265   $       1,950,935  $        8,377,117  $        6,244,084
                                      -----------------   -----------------  ------------------  ------------------

Operating Expenses:
  Sales and Marketing                           258,765              92,645             644,098             441,994
  General and Administrative                  2,467,830           1,585,259           6,637,306           5,131,362
                                      -----------------   -----------------  ------------------  ------------------

      Total Operating Expenses                2,726,595           1,677,904           7,281,404           5,573,356
                                      -----------------   -----------------  ------------------  ------------------

Net Operating Income (Loss)                     804,670             273,031           1,095,713             670,728

Other Income (Expense):
  Interest Income                                88,990                 130             200,475                 736
  Interest Expense                             (194,402)            (82,881)           (518,269)           (359,514)
                                      -----------------   -----------------  ------------------  ------------------

Net Income (Loss) Before
  Income Taxes and Effect of
  Change in Accounting
  Principle                                     699,258             190,280             777,919             311,950

Income Tax (Expense) Benefit
  Current Federal Tax                          (239,656)                  -            (272,880)                  -
  Current State Tax                             (54,685)                  -             (64,851)                  -
  Deferred Income Tax                             9,200                   -              29,500                   -
                                      -----------------   -----------------  ------------------  ------------------

Net Income (Loss) Before
  Effect of Change in
  Accounting Principle                          414,117             190,280             469,688             311,950

Effect of Change in
  Accounting Principle                                -             (29,877)                  -             (89,631)
                                      -----------------   -----------------  ------------------  ------------------

Net Income (Loss)                     $         414,117   $         160,403  $          469,688  $          222,319
                                      =================   =================  ==================  ==================

                         NORTHEAST MORTGAGE CORPORATION
                            STATEMENTS OF OPERATIONS
                                   (continued)






                                              For the Three Months                    For the Nine Months
                                                      Ended                                  Ended
                                                  September 30,                          September 30,
                                      -------------------------------------  --------------------------------------
                                            2002                2001                2002                2001
                                      -----------------   -----------------  ------------------  ------------------

Net Income (Loss) per Share
  Before Effect of Change in
  Accounting Principle                $            0.05   $            0.19  $             0.06  $             0.31
                                      =================   =================  ==================  ==================

Net Income (Loss) per Share
  Effect of Change in
  Accounting Principle                $               -   $          (0.03)  $                -  $           (0.09)
                                      =================   =================  ==================  ==================

Net Income (Loss) per Share
  After Effect of Change in
  Accounting Principle                $            0.05   $            0.16  $             0.06  $             0.22
                                      =================   =================  ==================  ==================

                                              8,600,000           1,000,000           8,600,000           1,000,000
                                      =================   =================  ==================  ==================















   The accompanying notes are an integral part of these financial statements.

                         NORTHEAST MORTGAGE CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                   For the nine months ended
                                                                                         September 30,
                                                                             --------------------------------------
                                                                                    2002                2001
                                                                             ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                            $          469,688  $          222,319
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization                                                           168,921             212,631
(Increase) Decrease in Deferred Tax Asset                                               (29,500)                  -
(Increase) Decrease in Accounts Receivable                                              (90,929)           (247,983)
(Increase) Decrease in Employee Advances                                                (36,590)             12,804
(Increase) Decrease in Customer Lists                                                         -                   -
(Decrease) Increase in Accounts Payable and Accrued Expenses                            262,730            (308,517)
                                                                             ------------------  ------------------
      Net Cash Used in Operating Activities                                             744,320            (108,746)
                                                                             ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment                                                                   (17,496)                  -
(Increase) Decrease in Mortgages Receivable                                          (4,532,587)         (7,932,290)
(Increase) Decrease in Deposits                                                         (23,820)            (24,607)
                                                                             ------------------  ------------------
      Net Cash Used in Investing Activities                                          (4,573,903)         (7,956,897)
                                                                             ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Long-term Debt                                                              (56,047)                  -
Payments on Shareholder Payables                                                        (61,822)           (170,676)
Net Borrowing under Line of Credit Arrangements                                       4,027,422           8,284,968
                                                                             ------------------  ------------------
      Net Cash Provided by Financing Activities                                       3,909,553           8,114,292
                                                                             ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                              79,970              48,649
Cash and Cash Equivalents
  at Beginning of Period                                                                106,030             120,941
                                                                             ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                                           $          186,000  $          169,590
                                                                             ==================  ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for:
  Interest                                                                   $          518,269  $          359,514
  Franchise and income taxes                                                 $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

   The accompanying notes are an integral part of these financial statements.

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Northeast Mortgage Corporation is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of September 30, 2002 and for the three and nine month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

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

Fixed Assets

         Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of September 30, 2002, depreciation is computed as follows:

                                                                                Accumulated
                               Cost              Method           Life         Depreciation             Net
                         -----------------  ----------------  ------------  -------------------  ------------------
Furniture and
Fixtures                 $         288,518    Accelerated       7 Years     $           195,295  $           93,223
Office Equipment                   432,577    Accelerated       5 Years                 349,951              82,626
                         -----------------                                  -------------------
                         $         721,095                                  $           545,246  $          175,849
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
                         =================                                  ===================  ==================

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Income per Share

         The reconciliations of the numerators and denominators of the basic income per share computations are as follows:

                                                                                                     Per-Share
                                                              Income              Shares               Amount
                                                              ------              ------               ------
                                                           (Numerator)         (Denominator)

                                                               For the three months ended September 30, 2002
                                                               ---------------------------------------------
Basic Income per Share
Income to common shareholders                           $          414,117            8,600,000  $             0.05
                                                        ==================  ===================  ==================

                                                               For the three months ended September 30, 2001
Basic Income per Share
Income to common shareholders                           $          160,403            1,000,000  $             0.16
                                                        ==================  ===================  ==================

                                                               For the nine months ended September 30, 2002
Basic Income per Share
Income to common shareholders                           $          469,688            8,600,000  $             0.06
                                                        ==================  ===================  ==================

                                                               For the nine months ended September 30, 2001
Basic Income per Share
Income to common shareholders                           $          222,319            1,000,000  $             0.22
                                                        ==================  ===================  ==================

         The total number of shares at September 30, 2002, includes 4,000,000 common shares that are issued and outstanding and 4,600,000 shares of Series A Convertible Preferred Stock. The Series A shares are convertible to one share of common stock. The total number of shares at September 30, 2001 includes 1,000,000 common shares that are issued and outstanding.

         There are no dilutive outstanding common stock equivalents at September 30, 2002 and 2001.

Concentration of Credit Risk

         The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and mortgages receivable. The Company places its cash investments with high credit quality institutions. At times such investments may be in excess of the FDIC insurance limit. The mortgages receivable are secured by residential real estate.

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

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

NOTE 4 - INCOME TAXES

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax benefits (expenses) of $89,631 and $0 for the nine months ended September 30, 2002 and 2001 respectively. These deferred tax benefits are the result of differences between book and tax amortization of intangible assets.

         The difference between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below:

                                                                                   For the Nine Months Ended
                                                                                         September 30,
                                                                             --------------------------------------
                                                                                    2002                2001
                                                                                                    (Pro Forma)
                                                                             ------------------  ------------------

Expense (Benefit) at the federal statutory rate of 34%                       $          264,491  $           76,563
Effect on opening deferred taxes of reduction in tax rate                                29,500              29,500
Nondeductible expenses                                                                    1,407               1,530
State Income Taxes                                                                      (22,049)             (8,070)
Surtax Exemption                                                                           (469)             (2,114)
                                                                             ------------------  ------------------
Effective Tax Expense (Benefit)                                              $          272,880  $           97,409
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

         The following summarizes the future minimum lease payments under all noncancellable operating lease obligations:

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
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

NOTE 8 - LINE OF CREDIT

                                                                               September 30,        December 31,
                                                                                    2002                2001
                                                                             ------------------  ------------------

$25,000,000 Line of Credit -Horizon Bank                                     $       24,034,870  $       22,799,474
    Interest at Prime plus 1% per annum
    Security interest in all business assets and personal guarantee of members and their spouses
    Expires October 31, 2002,

$7,500,000 Line of Credit - People's Bank                                             6,403,294           3,611,268
    Interest at Federal Discount Rate
    Security interest in all business assets and personal guarantee of  members and their spouses
    Expires July 31, 2004

                                                                             ------------------  ------------------
                 Total Lines Of Credit                                       $       30,438,164   $      26,410,742
                                                                             ==================  ==================


                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (Continued)

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

PLAN OF OPERATION

         During the three months ended September 30, 2002, Northeast focused its resources in further establishing a presence in the financial services industry as a regional mortgage banker. Its primary goals were to increase the number of loans originated while controlling and then reducing salaries and other expenses required to facilitate the closing of the mortgage transaction. In January of 2000 Northeast established its own telemarketing department to increase the number of leads available to its sales staff while also decreasing advertising related expenses. A new Mesa, Arizona office was established in the second half of 1999. That office has established itself locally in 2000 and has generated a profit for 2001. In addition to taking the necessary steps to increase production we eliminated and consolidated a number of salary positions while also restructuring the compensation plans of all salespeople in an effort to improve earnings.

Third Quarter 2002 as Compared to Third Quarter 2001 Results of Operations and Analysis of Financial Condition

         Revenues increased 81% from $1,950,935 for the three months ended September 30, 2001 to $3,531,265 for the three months ended September 30, 2002. Net income was $160,403 for the three months ended September 30, 2001 compared to net income of $414,117 for the three months ended September 30, 2002 - an increase in net income of 158%. The increase in revenues and net income was primarily attributable to increases in mortgages receivable from $21,424,701 in the third quarter of 2001 to $31,361,777 for the third quarter of 2002, an increase of 46%, and increases in accounts receivable from $548,199 in the third quarter of 2001 to $730,085 for the third quarter of 2002, an increase of 33%. We expect our advertising expenses to remain constant since the majority of our ongoing expense related to advertising is budgeted through our internal telemarketing department. We do not foresee any material increases in costs in the near future.

        We originated 545 loans in the third quarter of 2002, an 27.3% increase after the comparable period in 2001 when we originated 428 loans. These numbers represent total loans funded amounts of $93,624,129 in 2002 and $63,668,098 in 2001.

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

         Item 3.  Controls and Procedures

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

                  (i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

                  (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

         (1)      Incorporated   herein  by  reference  from  Registrant's  Form
                  10SB12G, Registration Statement, dated February 16, 2000.

         (2) Incorporated herein by reference from Registrant's Form 8-K, dated April 11, 2002

         .

                                   SIGNATURES

                  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November, 2002.

         Northeast Mortgage Corporation

         /s/ Brian Rogerson
         Brian Rogerson
         President, Principal Executive Officer


         /s/ Sean Rogerson
         Sean Rogerson
         Vice-President, Principal Financial Officer

         November 14, 2002


         I, Brian Rogerson, certify that:

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 14, 2002

         /s/ Brian Rogerson
         Brian Rogerson
         President
         (Principal Executive Officer)


         I, Sean Rogerson, certify that:

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 14, 2002

         /s/ Sean Rogerson
         Sean Rogerson
         Vice-President
         (Principal Financial Officer)