Form 10KSB
period 2002-12-31
NORTHEAST MORTGAGE CORP
filed 2003-09-24
CIK 1105306

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark One)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2002

                                       or

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from                       To
                              ----------------------    ------------------------


Commission file number        000-29549
                       ---------------------------------------------------------

                         Northeast Mortgage Corporation
                 (Name of small business issuer in its charter)

             Nevada                                         86-0972558
-------------------------------------                  --------------------
   State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization                         Identification No.)


               800 Main Street South, Southbury, Connecticut 06488
--------------------------------------------------------------------------------
               (Address of principal executive offices) (zip code)


Issuer's telephone number                               (203) 262-6110
                                                       ---------------


Securities registered under Section 12(b) of the Act: NONE
Securities registered under Section 12(g) of the Act:

                          Common Stock Par Value $0.001
                                (Title of class)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                                                 Total pages: 20
                                                                            ----
                                                          Exhibit Index Page: 13
                                                                            ----

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

         State  issuer's  revenues for its most recent fiscal year.  $11,239,309
                                                                    ------------

         As of August 21, 2003, there were 4,000,000 (1 vote per share) Common, 4,600,000 Series A Preferred, for a total of 8,600,000 votes. All shares have a par value of $0.001. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $200 computed at the par value of the stock.


                             DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"):
NONE

         Transitional  Small Business  Disclosure Format (check one): Yes ; No X

                                TABLE OF CONTENTS

Item Number and Caption                                                                                       Page
PART I

Item 1.     Description of Business                                                                               4

Item 2.     Description of Property                                                                               4

Item 3.     Legal Proceedings                                                                                     5

Item 4.     Submission of Matters to a Vote of Security Holders                                                   5


PART II

Item 5.     Market for Common Equity and Related Stockholder Matters                                              5

Item 6.     Management's Discussion and Analysis or Plan of Operations                                            6

Item 7.     Financial Statements                                                                                  9

Item 8.     Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure                                                                                  9

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act                                                     9

Item 10.    Executive Compensation                                                                               11

Item 11.    Security Ownership of Certain Beneficial Owners and Management                                       12

Item 12.    Certain Relationships and Related Transactions                                                       13

Item 13.    Exhibits and Reports on Form 8-K                                                                     13

Item 14.    Controls and Procedures                                                                              14


                                     PART I

--------------------------------------------------------------------------------
                         ITEM 1 DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

General

         The Company is engaged primarily in the mortgage banking business. Its principal activity is the origination and sale of mortgage loans. The Company does not retain the right to service any of the mortgage loans sold to permanent investors. The Company, as a non supervised mortgagee, also originates FHA insured Title II mortgages which are sold to permanent investors.

History

         The Company was incorporated under the laws of the State of Nevada on July 25, 1997. The Company ceased all operating activities during the period from July 25, 1997 to October 20, 1999 and was considered dormant. From October 20, 1999 to March 26, 2002, the Company was in the development stage. On
February 25, 2002, the Company changed its name to Northeast Mortgage Corporation in anticipation of its acquisition of the assets of Northeast Mortgage, LLC, a Connecticut limited liability company. On March 27, 2002, the Company completed the acquisition of the assets of Northeast Mortgage, LLC pursuant to a Contribution Agreement dated October 30, 2001. The Company, with offices in Southbury, Connecticut; Easton, Massachusetts; Scottsdale, Arizona: and Philadelphia, PA, is a mortgage lender.

--------------------------------------------------------------------------------
                         ITEM 2 DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------

         We  operate  out  of  four  leased   offices   located  in   Southburg,
Connecticut, Phoenix, Arizona, Mesa, Arizona and Easton, Massachusetts. The information for each location is contained in the table below:

     Location              Size (sq. ft.)    Monthly Rent        Lease Term

800 Main Street South         10,795           $12,011         Five year lease
Southburg, CT  06488                                           Commencing 2/1/99

3550 North Central Avenue      5,350            $8,248         Five year lease
Suite 1205                                                     Commencing 5/1/01
Phoenix, AZ  85012

7303 E. Main Street            2,160            $2,717         Three year lease
Suite 114                                                      Commencing 9/1/00
Mesa, AZ  85207

45 Bristol Drive                 650            $1,240         Month to month
Suite 101
Easton, MA  02375

--------------------------------------------------------------------------------
                            ITEM 3 LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

         There were no matters submitted to a vote of shareholders.


                                     PART II

--------------------------------------------------------------------------------
                       ITEM 5 MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

         Our common stock is not listed or quoted at the present time, and there is no public market for our common stock. There are currently 29 shareholders of our common stock and 3 holders of our preferred stock. There can be no assurance that a public market for our common stock will ever develop. We intend to qualify our common stock for trading on the OTC Bulletin Board or other public market after the Registration Statement becomes effective.

         We have no options or warrants outstanding at the current time. However, we do have 1,000,000 shares that are subject to our 2001 Stock Option Plan. We also have 4,600,000 shares of Series A Preferred Stock outstanding each of which is callable by the Company at a price of $1.00 per share until March 27, 2003 and are then convertible by the holders, at their option, into one share of common stock.

         An amount of 200,000 of the currently outstanding shares of common stock are registered in the registration statement. We are not registering the 4,600,000 shares underlying the Series A Preferred Stock. Such shares may become eligible for sale under Rule 144 beginning on March 22, 2003.

--------------------------------------------------------------------------------
                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------------------

Acquisition

         In the fourth quarter of 2000, Brian Rogerson and Daniel Hodges met while Mr. Hodges was seeking a mortgage for his personal residence. The mortgage discussions evolved into negotiations between Mr. Hodges on behalf of Knight Investment Ltd., and Mr. Rogerson on behalf of Northeast Mortgage, LLC as to our acquisition of Northeast LLC. The terms of the merger were initially agreed to in the fourth quarter of 2001. No third parties were involved in the negotiations and no finders fee or other remuneration was paid to a third party as a result of the acquisition. On March 27, 2002 we acquired all of the assets of Northeast Mortgage LLC. As a result of the acquisition, we issued 3,000,000 shares of our common stock and 4,600,000 shares of our Series A Preferred stock to the former members of Northeast LLC and the business of Northeast LLC became our business. On February 25, 2002, we filed Articles of Amendment to amend and restate our Articles of Incorporation to change our name from Knight Investment Ltd. to Northeast Mortgage Corporation in anticipation of the acquisition.

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

         Before our acquisition of Northeast LLC we were an inactive publicly registered shell corporation and had no significant assets or operations.

PLAN OF OPERATION

         During the fiscal year ended December 31, 2002, Northeast focused its resources in further establishing a presence in the financial services industry as a regional mortgage banker. Its primary goals were to increase the number of loans originated while controlling and then reducing salaries and other expenses required to facilitate the closing of the mortgage transaction. In January of 2000 Northeast established its own telemarketing department to increase the number of leads available to its sales staff while also decreasing advertising related expenses. A new Mesa, Arizona office was established in the second half of 1999. That office has established itself locally in 2000 and has generated a profit for 2002. In addition to taking the necessary steps to increase production we eliminated and consolidated a number of salary positions while also restructuring the compensation plans of all salespeople in an effort to improve earnings.

2002 as  Compared  to 2001  Results of  Operations  and  Analysis  of  Financial
Condition

         Revenues increased 21% from $8,934,868 for the year ended December 31, 2001 to $11,239,309 for the year ended December 31, 2002. This increase in revenues was due to an increase in the loans originated and funded loans amounts. General and administrative expenses increased 28% from $7,646,495 for the year ended December 31, 2001 to $9,762,644 for the year ended December 31, 2002. This increase in expenses was due to the increase in activity. Net income was $172,095 in 2002 compared to net income of $219,862 for 2001 - a decrease in net income of 22%. The decrease in net income was mainly the result of the difference in income tax treatment of the Company from 2001 compared to 2002. Northeast Mortgage, LLC. had no income tax expense for 2001 because the income passed through to the individual members who paid income tax on that income. Since the acquisition and recapitalization of Northeast Mortgage, LLC. occurred during 2002, the Company recorded the federal and state income tax expense on the 2002 financial statements. These income taxes total $132,600 for the year ended December 31, 2002. We expect our advertising expenses to remain constant since the majority of our ongoing expense related to advertising is budgeted through our internal telemarketing department. We do not foresee any material increases in costs in the near future.

         We originated 1,896 loans in 2001 for a total of $287,898,853 in funded loan amounts resulting in an increase of 56% in units closed and 87% in funded loan amounts as compared to the same period in 2000.

         We originated 2,265 loans in 2002 for a total of $364,927,990 in funded loan amounts resulting in an increase of 19% in units closed and 27% in funded loan amounts as compared to the same period in 2001.

Seasonality

         The mortgage banking industry is generally  subject to seasonal trends.

We are subject to this seasonality. Production tends to decrease during the summer and increase during the fall, winter, and spring.

Market Risk

         Interest rates are the primary market risk the Company faces. Increasing interest rates tend to decrease the number of loans originated. We compensate for interest rate increases by offering variable rate mortgages, sub-prime loans, and equity loans, which tend to gain in popularity during periods of increased interest rates. In periods of decreasing interest increase the number of loans originated during the decreasing rate trend. Investors whom the Company sells its loans compete for its business therefore decreasing interest rate environment has only a positive effect on its results of operations effect only.

Liquidity and Capital Resources

         We expect that we will be able to satisfy our cash requirements for the next twelve months from our existing cash flow. Unlike many mortgage bankers, Northeast's loss experience due to defaulted mortgages is nil due to the fact that most of the loans are already sold to buyers prior to placement. However, the mortgage payables and receivables levels at the end of any given fiscal period fluctuate tremendously since the Company may or may not sell its short term portfolio that is being seasoned depending on the market for such loans. Internally, our main source of liquidity is chiefly from operations and not from investment or sale of equity.

         We fund our mortgage banking financing activities in large part through our banking lines of credit, sometimes also referred to as "warehouse lines". We had available committed and uncommitted credit facilities aggregating approximately $42.5 million as of December 31, 2002. We have a $7,500,000 line of credit with Peoples Bank and a $35,000,000 line of credit with Horizons Bank. As of December 31, 2002 there was $7,383,061 outstanding with Peoples Bank and $28,630,208 outstanding with Horizons Bank. As of December 31, 2001 there was $3,611,268 outstanding with Peoples Bank and $22,799,474 outstanding with Horizons Bank. The increase in the outstanding lines of credit was due to an increase in loan activity. The Peoples Bank line of credit is at the Federal Discount Rate plus 2.75%. Our Horizons Bank line of credit is scaled and for conforming loans is Prime Rate minus .25% for the first 30 days, Prime Rate for 31 to 60 days, Prime Rate plus 1% from 61 to 90 days and Prime Rate plus 3% over 90 days. The rate for sub- prime loans is Prime Rate plus 2% for the first 90 days and Prime Rate plus 3% over 90 days. Our ability to continue to originate and fund mortgage loans is dependent on continued access to capital on acceptable terms. Our credit lines require us to repay the amount we borrow to fund a loan generally within 30 to 90 days after the loan is closed or when we receive payment from the sale of the funded loan, whichever occurs first. These borrowings are repaid with the proceeds received by us from the sale of our originated loans to institutional investors. Until the loan is sold to an investor and repayment of the loan is made under the credit lines, the credit line provides that the funded loan is pledged to secure our outstanding borrowings. The lines of credit contain certain covenants limiting indebtedness, liens, mergers, changes in control and sales of assets and requires us to maintain minimum net worth and other financial ratios.

Employees

         We do not expect any material change in the number of employees.

--------------------------------------------------------------------------------
                           ITEM 7 FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

         The financial statements of the Company and supplementary data are included beginning immediately following the signature page to this report. See
Item 13 for a list of the financial statements and financial statement schedules included.

--------------------------------------------------------------------------------
              ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

         There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statements disclosure.


                                    PART III

--------------------------------------------------------------------------------
               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT
--------------------------------------------------------------------------------

Executive Officers and Directors

         The following table sets forth the names, positions and ages of the individuals who will serve as our directors and executive officers following the combination. All directors are elected at each annual meeting and serve for one year and until their successors are elected and qualify. Officers are elected by the Board of Directors, and their terms of office are at the discretion of the Board.

     Name of Director/Officer         Age       Position(s) With Company

     Brian Rogerson                   37        Chairman and President
     Sean Rogerson                    35        Director, Vice President and COO
     Anthony Gabriele                 37        Director and Secretary
     Daniel L. Hodges                 37        Director

Brian Rogerson

         Mr. Rogerson formed Northeast Mortgage LLC in October 1996 with his brother Sean Rogerson and his associate Anthony Gabriele. From 1991 until October 1996 he was vice president of Retail Lending at Fairfield Mortgage Corporation. Prior to Fairfield he was a Senior Loan Officer at United Financial Funding and a loan officer and account executive with Family Financial Services, Inc. Mr. Rogerson earned a B.S. in Management and Finance from Sacred Heart University in May 1986.

Sean Rogerson

         Mr. Rogerson formed Northeast Mortgage LLC in October 1996 with his brother Brian Rogerson and his associate Anthony Gabriele. From 1992 until October 1996, he was a Senior Loan Officer at Fairfield Mortgage Corporation. Prior to Fairfield Mr. Rogerson was with Gateway Bank where he upgraded branch computer networks and trained employees in the automated functions and programs used by the bank. He was also a specialist in IRA and SEP accounts at Bankmart and a Charge Back Supervisor at the Bank and New England.

Anthony Gabriele

         Mr. Gabriele formed Northeast Mortgage LLC in October 1996 with Messrs. Brian and Sean Rogerson. From 1995 until the formation of Northeast Mortgage in 1996, Mr. Gabriele was a Loan Officer at Fairfield Mortgage Corporation. Prior to joining Fairfield, he was a Sales Manager for Comtek International and was responsible for the organization and development of international trade events in Russia, Romania and Germany. In May 1986 Mr. Gabriele earned a Bachelor's degree in Business Economics from Southern Connecticut State University.

Daniel Hodges

         Daniel Hodges was the sole Director, President, and Secretary of the Company prior to the acquisition of Northeast LLC. From 1995 to 1999, Mr. Hodges was president and director of Solomon Consulting Corp., which specialized in corporate and securities consulting. Mr. Hodges is also currently on the board of directors of two charitable organizations as well as a number of blank check companies similar to ours. Mr. Hodges received his B.S. Degree from Thomas A. Edison State College in Trenton, New Jersey in 1990. He also graduated in 1992 from the U.S. Air Force Undergraduate Pilot Training program and currently holds the rank of Captain in the Arizona Air National Guard where he is an instructor in the F16 fighter. Mr. Hodges also serves as an officer and or director on the reporting Issuers listed below.

A Better Way Financial Corporation       Amazing Investments, Inc.
American Frontiers Marketing Company     Arcadia Investments, Inc.
Caprock Canyon Investments, Inc          Cedar Grove Marketing, Inc.
Coyote Canyon Corporation                Easy Living Investments, Inc.
Equality Investments, Inc.               Essential Solutions, Inc.

Fantastic Financial Corporation          Feather Valley Financial, Inc.
Freedom Financial Corporation            Granite Cliffs Incorporated
Harvest Valley Ventures, Inc.            Monumental Marketing, Inc.
Neighborhood Investments, Ltd.           Preferred Investments, Inc.
Private Access, Inc.                     Spring Valley Management Corporation
Stone Field Management Company           Stonewall Financial, Ltd.
Sweetwater Investing, Inc.               Walnut Valley Ventures, Inc.
Western Financial Corporation            Horse Resources, Inc.
White Oak Corporation                    Essential Laser Concepts Ltd.
Buccaneer Marketing & Investments        Deerwood, Inc.
Everyday Assembly Productions, Inc.      Forgotten Investments Company, Inc.
Green Clover Luck Corporation            Green Oaks Concepts, Ltd.
In Full Affect, Inc.                     K.B. Far Incorporation
Market Integrity, Inc.                   Nascent Technology, Inc.
Par 3 Services, Inc.                     Passover Management International, Inc.
Profits Emporium, Inc.                   Ring of Fire Marketing, Ltd.
Seminar Strategies & Marketing, Inc.     Silver Rose Development, Inc.
Social Engagements, Inc.                 Superior Global Services, Inc.
Triumphant Endeavors, Inc.

--------------------------------------------------------------------------------
                         ITEM 10 EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

         The following table sets forth all compensation paid by us to the chief executive officer and the four most highly compensated executive officers for services rendered during the last three completed fiscal years.

                                            Summary Compensation Table

                                                           Long-Term
                                                      Compensation Awards
                                                      -------------------
                                     Annual          Restricted   Securities     All Other
Name and                         Compensation (1)       Stock     Underlying   Compensation
Principal Position    Year      Salary($)  Bonus($)   Awards($)  Options/SARs     (1)(2)
-------------------   ----      ---------  --------   ---------  ------------  ------------
Brian Rogerson        2002        645,877       -            -            -          26,750
President             2001        230,000       -            -            -          29,000
                      2000         79,000       -            -            -          28,900

Sean Rogerson         2002        408,127       -            -            -          16,852
Vice President        2001        164,000       -            -            -          14,000
                      2000         36,000       -            -            -          12,500

Anthony Gabriele      2002        353,500       -            -            -          15,505
Secretary             2001        156,000       -            -            -          14,000
                      2000         29,000       -            -            -          13,000

(1) Amounts paid to Messrs. Rogerson, Rogerson and Gabriele were made as distributions from Northeast Mortgage, LLC prior to the contribution transaction.

(2)      Amounts paid for automobiles and insurance therefore.

Director Compensation

         Directors currently receive no cash compensation for their services in that capacity. Reasonable out-of-pocket expenses may be reimbursed to directors in connection with attendance at meetings.

--------------------------------------------------------------------------------
                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT
--------------------------------------------------------------------------------

Principal Shareholders

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 8,600,000 votes as of August 21, 2003, including options to acquire stock of the Company that are currently exercisable or will be within the next 60 days, and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Principal Stockholders and Stockholdings of Management

     Name and Address of            Shares Beneficially           Percent of
     Beneficial Owner (1)         Owned After Acquisition       Common Stock (2)
     --------------------         -----------------------       ----------------
     Brian Rogerson (3)                  4,180,000                   48.6%
     Sean Rogerson (4)                   1,900,000                   22.1%
     Anthony Garbriele (5)               1,520,000                   17.7%
     Daniel L. Hodges                      800,000                   9.30%

All Officers and Directors as a group    8,400,000                   97.7%

(1) The address of record for Messrs. Rogerson's and Gabriele is 800 Main Street South, Southbury, CT 06488. For Mr. Hodges, the address of record is 1815 N. Placita Buendia, Tucson, AZ 85749.

(2) Applicable ownership percentages were based on 4,000,000 common shares issued and outstanding as of August 21, 2003, together with shares issuable upon conversion of Series A Preferred Stock to the applicable stockholder. Shares of common stock issuable upon conversion of securities within 60 days after August 21, 2003 are deemed outstanding for computing percentage ownership of the person holding such convertible security, but are not deemed outstanding for computing the percentage of any other person.

(3) Includes 2,530,000 shares of common stock issuable upon conversion of Series A Preferred Stock held by Mr. Rogerson.

(4) Includes 1,150,000 shares of common stock issuable upon conversion of Series A Preferred Stock held by Mr. Rogerson.

(5) Includes 920,000 shares of common stock issuable upon conversion of Series A Preferred Stock held by Mr. Gabriele.

--------------------------------------------------------------------------------
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

         There are none to report.

--------------------------------------------------------------------------------
                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

         (a) The following documents are filed as part of this report.

1. Financial Statements                                                     Page

Report of Robison, Hill & Co., Independent Certified Public Accountants......F-2
Balance Sheets
  December 31, 2002, and 2001................................................F-3
Statements of Income
  For the Years Ended December 31, 2002, and 2001............................F-5
Statement of Stockholders' Equity
  For the Years Ended December 31, 2002, and 2001............................F-6
Statements of Cash Flows
  For the Years Ended December 31, 2002, and 2001............................F-7
Notes to Financial Statements
  December 31, 2002, and 2001................................................F-8


2.     Financial Statement Schedules

         All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.     Exhibits
         The following exhibits are included as part of this report:
Exhibit
Number                     Title of Document
--------------------------------------------------------------------------------

3.1      Articles of Incorporation(1)

3.2      Amended Articles of Incorporation(1)

3.3      Bylaws(1)

3.4      Amended Articles of Incorporation(2)

31.1     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

31.2     Certification  Pursuant  to Section  302 of the  Sarbanes-Oxley  Act of
         2002.

32.1     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.

32.2     Certification  Pursuant  to Section  906 of the  Sarbanes-Oxley  Act of
         2002.


         (1)      Incorporated   herein  by  reference  from  Registrant's  Form
                  10SB12G, Registration Statement, dated February 16, 2000.

         (2) Incorporated herein by reference from Registrant's Form 8-K, dated April 11, 2002

--------------------------------------------------------------------------------
                        ITEM 14. CONTROLS AND PROCEDURES
--------------------------------------------------------------------------------

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10- KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

         (i) this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB, and

         (ii) the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------

         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NORTHEAST MORTGAGE CORPORATION

Dated: September 18, 2003                 By  /S/     Brian Rogerson
                                          ------------------------------
                                          Brian Rogerson
                                          President, Principal Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 18th day of September, 2003.

Signatures                                        Title

/S/     Brian Rogerson
---------------------------------------
Brian Rogerson                            President, Principal Executive Officer


/S/     Sean Rogerson
---------------------------------------
Sean Rogerson                             Vice-President, Principal Financial
                                          Officer


/S/     Anthony Gabriele
---------------------------------------
Anthony Gabriele                          Secretary


/S/     Daniel L. Hodges
---------------------------------------
Daniel L. Hodges                          Director

                         NORTHEAST MORTGAGE CORPORATION

                                      - : -

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2002 and 2001

                                    CONTENTS



Independent Auditor's Report................................................F-1

Financial Statements:

         Balance Sheets
         December 31, 2002 and 2001.........................................F-2

         Statements of Income
         Years Ended December 31, 2002 and 2001.............................F-4

         Statements of Stockholders Equity
         Years Ended December 31, 2002 and 2001.............................F-5

         Statements of Cash Flows
         Years Ended December 31, 2002 and 2001.............................F-6

Notes to Financial Statements
         December 31, 2002 and 2001.........................................F-7

--------------------------------------------------------------------------------
Robison, Hill & Co.                              Certified Public Accountants
A PROFESSIONAL CORPORATION
                                                 Brent M. Davies, CPA
                                                 David O. Seal, CPA
                                                 W. Dale Westenskow, CPA
                                                 Barry D. Loveless, CPA

                          INDEPENDENT AUDITOR'S REPORT



Northeast Mortgage Corporation

         We have audited the accompanying balance sheets of Northeast Mortgage Corporation as of December 31, 2002 and 2001 and the related statements of income, stockholders equity, and cash flows for the years then ended. These financial statements are the responsibility of the Northeast Mortgage Corporation management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northeast Mortgage Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                    Respectfully submitted,



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
July 18, 2003

                         NORTHEAST MORTGAGE CORPORATION
                                 BALANCE SHEETS

                                                                                          December 31,
ASSETS:                                                                             2002                2001
                                                                             ------------------  ------------------
Current Assets:
     Cash                                                                    $          481,576  $          106,030
     Mortgages Receivable                                                            36,753,559          26,829,190
     Accounts Receivable                                                                577,767             639,156
     Employee Advances                                                                  146,328              72,756
     Prepaid Expenses                                                                         -              10,000
                                                                             ------------------  ------------------

          Total Current Assets                                                       37,959,230          27,657,132
                                                                             --------------------------------------

Fixed Assets - Net                                                                      218,547             211,812
                                                                             ------------------  ------------------

Other Assets:
     Deposits                                                                           182,573             152,841
     Notes Receivable - Second Mortgages                                                 52,800              52,800
     Customer Lists - Net                                                               277,172             431,119
     Deferred Tax Assets                                                                 32,674                   -
                                                                             ------------------  ------------------

          Total Other Assets                                                            545,219             636,760
                                                                             ------------------  ------------------

          Total Assets                                                       $       38,722,996  $       28,505,704
                                                                             ==================  ==================

                         NORTHEAST MORTGAGE CORPORATION
                                 BALANCE SHEETS
                                   (Continued)

                                                                                          December 31,
LIABILITIES & STOCKHOLDERS' EQUITY                                                  2002                2001
                                                                             ------------------  ------------------
Current Liabilities:
     Note Payable - Bank                                                     $           67,600  $           67,600
     Warehouse Line of Credit                                                        36,013,269          26,410,742
     Accounts Payable and Accrued Expenses                                              680,728             317,670
     Capital Lease Obligation - Current                                                  24,458                   -
     Income Taxes Payable                                                               165,274                   -
     Shareholder Payables                                                                     -              61,822
                                                                             ------------------  ------------------

          Total Current Liabilities                                                  36,951,329          26,857,834
                                                                             ------------------  ------------------

Long Term Liabilities:
     Notes Payable-Bank                                                                 489,222             556,536
     Capital Lease Obligation - Long Term                                                19,016                   -
                                                                             ------------------  ------------------

          Total Long Term Liabilities                                                   508,238             556,536
                                                                             ------------------  ------------------

          Total Liabilities                                                          37,459,567          27,414,370
                                                                             ------------------  ------------------

Stockholders' Equity
     Preferred Stock, par value $.001, 10,000,000 shares
          Authorized, 4,600,000 shares issued at December 31, 2002
          And -0- shares issued at December 31, 2001                                      4,600                   -
     Common Stock, par value $.001, 100,000,000 shares
          Authorized, 4,000,000 shares issued at December 31, 2002
          And 1,000,000 shares issued at December 31, 2001                                4,000               1,000
     Additional Paid-In Capital                                                       1,082,734           1,090,334
     Retained Earnings                                                                  172,095                   -
                                                                             ------------------  ------------------

          Total Stockholders' Equity                                                  1,263,429           1,091,334
                                                                             ------------------  ------------------

          Total Liabilities and Stockholders' Equity                         $       38,722,996  $       28,505,704
                                                                             ==================  ==================

    The accompanying notes are an integral part of these financial statements

                         NORTHEAST MORTGAGE CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                                          December 31,
                                                                                    2002                2001
                                                                             ------------------  ------------------

Revenues                                                                     $       11,239,309  $        8,934,868
                                                                             ------------------  ------------------

Operating Expenses:
     Sales and Marketing                                                                698,574             656,871
     General and Administrative                                                       9,762,644           7,646,495
                                                                             ------------------  ------------------

      Total Operating Expenses                                                       10,461,218           8,303,366
                                                                             ------------------  ------------------

Net Operating Income                                                                    778,091             631,502

Other Income (Expense):
  Interest Income                                                                       381,586              12,954
  Interest Expense                                                                     (854,982)           (424,594)
                                                                             ------------------  ------------------

Net Income Before Income Taxes                                                          304,695             219,862


Income Tax (Expense) Benefit
  Current Federal Tax                                                                  (128,818)                  -
  Current State Tax                                                                     (36,456)                  -
  Deferred Income Tax                                                                    32,674                   -
                                                                             ------------------  ------------------

Net Income                                                                   $          172,095  $          219,862
                                                                             ==================  ==================

Basic & Diluted Income Per Share                                             $           0.03    $           0.22
                                                                             ==================  ==================

Weighted Average Shares                                                               6,825,257           1,000,000
                                                                             ==================  ==================










    The accompanying notes are an integral part of these financial statements

                         NORTHEAST MORTGAGE CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                                     Additional
                                      Members'        Preferred Stock           Common Stock          Paid-in      Retained
                                       Equity        Shares      Amount       Shares      Amount      Capital      Earnings
                                      ---------    ----------   ---------   ----------   ---------   ----------    ---------
Balance at January 1, 2001 ........   $1,212,665         --     $    --           --     $    --     $     --      $    --

Net Income ........................     219,862          --          --           --          --           --           --

Distributions to Members ..........    (279,371)         --          --           --          --           --           --
                                      ---------    ----------   ---------   ----------   ---------   ----------    ---------

Balance as originally reported
   At December 31, 2001 ...........   1,153,156          --          --           --          --           --           --

Distributions to Members
   Subsequent to December 31, 2001      (61,822)         --          --           --          --           --           --

Adjustment to Retroactively
   Reflect Recapitalization .......   (1,091,334)        --          --      1,000,000       1,000    1,090,334         --
                                      ---------    ----------   ---------   ----------   ---------   ----------    ---------

Restated Balance
   At December 31, 2001 ...........        --            --          --      1,000,000       1,000    1,090,334         --

Issued stock in a asset acquisition
  agreement .......................        --       4,600,000       4,600    3,000,000       3,000       (7,600)        --

Net Income ........................        --            --          --           --          --           --        172,095
                                      ---------    ----------   ---------   ----------   ---------   ----------    ---------

Balance, December 31, 2002 ........   $    --       4,600,000   $   4,600    4,000,000   $   4,000   $1,082,734    $ 172,095
                                      =========    ==========   =========   ==========   =========   ==========    =========


    The accompanying notes are an integral part of these financial statements

                         NORTHEAST MORTGAGE CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                          December 31,
                                                                                    2002                2001
                                                                             ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                   $          172,095  $          219,862
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization                                                           244,738             129,344
(Increase) Decrease in Deferred Tax Asset                                               (32,674)                  -
(Increase) Decrease in Accounts Receivable                                               61,389            (338,940)
(Increase) Decrease in Employee Advances                                                (73,572)             83,461
(Increase) Decrease in Accrued Interest Receivable                                            -              61,596
(Increase) Decrease in Prepaid Expenses                                                  10,000             (10,000)
(Increase) Decrease in Mortgages Receivable                                          (9,924,369)        (13,319,289)
Net Borrowing under Line of Credit Arrangements                                       9,602,527          14,089,292
(Decrease) Increase in Customer Deposits                                                      -             (23,000)
(Decrease) Increase in Accounts Payable and Accrued Expenses                            363,055            (503,482)
(Decrease) Increase in Income Taxes Payable                                             165,274                   -
                                                                             ------------------  ------------------
      Net Cash Provided by Operating Activities                                         588,463             388,844
                                                                             ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment                                                                   (97,526)                  -
(Increase) Decrease in Deposits                                                         (29,732)            (34,657)
                                                                             ------------------  ------------------
      Net Cash Used in Investing Activities                                            (127,258)            (34,657)
                                                                             ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments Under Bank Loan Agreement                                                      (67,314)            (89,727)
Payments on Shareholder Payables                                                        (61,819)           (279,371)
Net Borrowing Under Capital Lease Obligation                                             43,474                   -
                                                                             ------------------  ------------------
      Net Cash Used in Financing Activities                                             (85,659)           (369,098)
                                                                             ------------------  ------------------

Net (Decrease) Increase in Cash and Cash Equivalents                                    375,546             (14,911)
Cash and Cash Equivalents at Beginning of Period                                        106,030             120,941
                                                                             ------------------  ------------------
Cash and Cash Equivalents at End of Period                                   $          481,576  $          106,030
                                                                             ==================  ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for:
  Interest                                                                   $          854,995  $          440,312
  Franchise and income taxes                                                 $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

   The accompanying notes are an integral part of these financial statements.

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Northeast Mortgage Corporation is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

         The Company was incorporated under the laws of the State of Nevada on July 25, 1997. The Company ceased all operating activities during the period from July 25, 1997 to October 20, 1999 and was considered dormant. From October 20, 1999 to March 26, 2002, the Company was in the development stage. On
February 25, 2002, the Company changed its name to Northeast Mortgage Corporation in anticipation of its acquisition of the assets of Northeast Mortgage, LLC, a Connecticut limited liability company. On March 27, 2002, the Company completed the acquisition of the assets of Northeast Mortgage, LLC pursuant to a Contribution Agreement dated October 30, 2001. The Company, with offices in Southbury, Connecticut; Easton, Massachusetts; Scottsdale, Arizona: and Philadelphia, PA, is a mortgage lender.

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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

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

Fixed Assets

         Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of December 31, 2002, depreciation is computed as follows:

                                                                                Accumulated
                               Cost              Method           Life         Depreciation             Net
                         -----------------  ----------------  ------------  -------------------  ------------------
Furniture and
Fixtures                 $         288,518    Accelerated       7 Years     $           202,885  $           85,633
Office Equipment                   512,605    Accelerated       5 Years                 379,691             132,914
                         -----------------                                  -------------------
                         $         801,123                                  $           582,576  $          218,547
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
                         =================                                  ===================  ==================

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings per Share

         Basic earnings per share has been computed by dividing the earnings for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. The total number of shares at December 31, 2002, includes 4,000,000 common shares that are issued and outstanding and 4,600,000 shares of Series A Convertible Preferred Stock. The Series A shares are convertible to one share of common stock.

         There are no dilutive outstanding common stock equivalents at December 31, 2002 and 2001.

Concentration of Credit Risk

         The Company's financial instruments that are exposed to concentration of credit risk consist primarily of cash and mortgages receivable. The Company places its cash investments with high credit quality institutions. At times such investments may be in excess of the FDIC insurance limit. The mortgages receivable are secured by residential real estate.

Income Taxes

         The Company accounts for income taxes under the provisions of SFAS No.109, "Accounting for Income Taxes." SFAS No.109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences, based on enacted tax laws, of temporary differences between the financial reporting and tax bases of assets and liabilities.

Comprehensive Income

         The Company does not have any accumulated comprehensive income items, and therefore, is not required to report comprehensive income.

Advertising

         Advertising costs are expensed as incurred.

Revenue Recognition

         Revenue and related costs are reflected in the accounts when earned or incurred.

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Intangible Assets

         Intangible Assets consisted of the following at December 31, 2002:

     Intangible Asset                                        Amortization Period
Customer Lists                                  $       516,609          5 Years
Less accumulated amortization                          (239,437)
                                                ---------------
Total                                           $       277,172
                                                ===============

         Intangible Assets consisted of the following at December 31, 2001:


     Intangible Asset                                        Amortization Period
Customer Lists                                  $       516,609          5 Years
Less accumulated amortization                           (85,490)
                                                ---------------
Total                                           $       431,119
                                                ===============

         Total amortization expense for the year ended December 31, 2002 and 2001 was $153,947 and $34,441.

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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 3 - CUSTOMER LISTS (Continued)

These are recorded at cost and amortized using the straight line method over five years, which is the estimated useful life. With the formation of the Company's telemarketing department, the customer lists are now a component of the Company's data base, and through statistical reports, impairment is evaluated on an annual basis.

NOTE 4 - INCOME TAXES

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax benefits of $32,674 for the year ended December 31, 2002. These deferred tax benefits are the result of differences between book and tax depreciation and amortization of intangible assets.

         The difference between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below:

                                                                                                   December 31,
                                                                                                        2002
                                                                                                 ------------------

Expense (Benefit) at the federal statutory rate of 34%                                           $           93,645
Nondeductible expenses                                                                                        2,499
State Income Taxes                                                                                           36,456
Surtax Exemption                                                                                             (6,256)
Other                                                                                                         6,859
                                                                                                 ------------------
Effective Tax Expense                                                                            $          133,203
                                                                                                 ==================

NOTE 5 - OPERATING LEASE COMMITMENTS

         The Company leases office space in Southbury, Connecticut; Easton, Massachusetts; Scottsdale, Arizona and Philadelphia, Pennsylvania under agreements with terms of one to five years. In addition to the base rents, the Company is, in general, responsible for paying its pro rata share of the increases in real estate taxes and operating expenses over the base year amounts.

         The Company leases office equipment under agreements with terms of three years.

         The following summarizes the future minimum lease payments under all noncancellable operating lease obligations:

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 5 - OPERATING LEASE COMMITMENTS (Continued)

                                    2003                                $321,943
                                    2004                                 164,822
                                    2005                                  50,367
                                    2006                                       -
                                    2007                                       -

NOTE 6 - DEPOSITS

         Included in deposits are amounts paid to permanent investors under indemnification agreements for loans sold and now serviced by said investors. Management expects no future indemnifications, nor do they expect to repurchase any loan sold, and accordingly, no provision has been made in the financial statements.

NOTE 7 - PROFIT SHARING PLAN

         On June 1, 1997, the Company (employer) established a 401(k) Profit Sharing Plan. Any full time employee who has completed three months of service and has attained age 21 is eligible to participate. The employer can make a discretionary matching contribution based on the employee elective contribution. The contribution, if any, is determined each year. For 2002 and 2001, there were no matching contribution made.

NOTE 8 - LINE OF CREDIT

                                                                                             December 31,
                                                                                       2002               2001
                                                                                 ----------------- ------------------
$35,000,000 Line of Credit -Horizon Bank                                         $      28,630,208 $       22,799,474
    Interest at Prime plus 1% per annum
    Security interest in all business assets and personal guarantee of members and their spouses, Amended and restated
    February 18, 2003, Expires January 31, 2004

$7,500,000 Line of Credit - People's Bank                                                7,383,061          3,611,268
    Interest at Federal Discount Rate
    Security interest in all business assets and personal guarantee of  members and their spouses
    Expires July 31, 2004

                                                                                 ----------------- ------------------
                  Total Lines Of Credit                                          $      36,013,269 $       26,410,742
                                                                                 ================= ==================

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

NOTE 9 - NOTE PAYABLE - BANK

         On March 29, 2001, the Company signed a credit agreement with Newtown Savings Bank (Bank). The new agreement amends the Commercial Note and Revolving Loan Agreement dated December 4, 1997 wherein a revolving credit facility was made available to the Company by the Bank in the amount of one million dollars ($1,000,000).

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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001
                                   (Continued)

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