Form 10QSB
period 2003-03-31
NORTHEAST MORTGAGE CORP
filed 2003-09-24
CIK 1105306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2003
                  ---------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                                   EXCHANGE ACT

             For the transition period from                 to
                                            ---------------    ----------------
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: August 27, 2003 4,000,000


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

Item 1.  Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT

Northeast Mortgage Corporation

         We have reviewed the accompanying balance sheets of Northeast Mortgage Corporation as of March 31, 2003, and the related statements of operations and cash flows for the three months ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

         We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of Northeast Mortgage Corporation as of December 31, 2002, and the related statements of operations, cash flows, and stockholders' equity for the year then ended (not presented herein); and in our report dated July 18, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                                    Respectfully submitted



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
August 28, 2003

                         NORTHEAST MORTGAGE CORPORATION
                                 BALANCE SHEETS

                                                                                 March 31,          December 31,
ASSETS:                                                                             2003                2002
                                                                             ------------------  ------------------
Current Assets:
     Cash                                                                    $          919,756  $          481,576
     Mortgages Receivable                                                            29,458,533          36,753,559
     Accounts Receivable                                                                688,002             577,767
     Employee Advances                                                                  206,379             146,328
                                                                             ------------------  ------------------

          Total Current Assets                                                       31,272,670          37,959,230
                                                                             ------------------  ------------------

Fixed Assets - Net                                                                      203,691             218,547
                                                                             ------------------  ------------------

Other Assets:
     Deposits                                                                           196,616             182,573
     Notes Receivable - Second Mortgages                                                 52,800              52,800
     Customer Lists - Net                                                               238,672             277,172
     Deferred Tax Assets                                                                 41,775              32,674
                                                                             ------------------  ------------------

          Total Other Assets                                                            529,863             545,219
                                                                             ------------------  ------------------

          Total Assets                                                       $       32,006,224  $       38,722,996
                                                                             ==================  ==================

                         NORTHEAST MORTGAGE CORPORATION
                                 BALANCE SHEETS
                                   (continued)

                                                                                 March 31,          December 31,
LIABILITIES & STOCKHOLDERS' EQUITY                                                  2003                2002
                                                                             ------------------  ------------------
Current Liabilities:
     Note Payable - Bank                                                     $           67,600  $           67,600
     Warehouse Line of Credit                                                        28,692,476          36,013,269
     Accounts Payable and Accrued Expenses                                              666,745             680,728
     Capital Lease Obligation - Current                                                  25,619              24,458
     Income Taxes Payable                                                               423,701             165,274
                                                                             ------------------  ------------------

         Total Current Liabilities                                                   29,876,141          36,951,329

Long-Term Liabilities:
     Notes Payable - Bank                                                               466,690             489,222
     Capital Lease Obligation - Long-Term                                                12,159              19,016
                                                                             ------------------  ------------------

         Total Long-Term Liabilities                                                    478,849             508,238
                                                                             ------------------  ------------------

         Total Liabilities                                                           30,354,990          37,459,567
                                                                             ------------------  ------------------

Stockholders' Equity
     Preferred Stock, par value $.001, 10,000,000 shares
          Authorized, 4,600,000 shares issued at March 31, 2003,
          and -0- shares issued at December 31, 2002                                      4,600               4,600
     Common Stock, par value $.001, 100,000,000 shares
          Authorized, 4,000,000 shares issued at March 31, 2003,
          1,000,000 shares issued at December 31, 2002                                    4,000               4,000
     Additional Paid-In Capital                                                       1,082,734           1,082,734
     Retained Earnings (Deficit)                                                        559,900             172,095
                                                                             ------------------  ------------------

          Total Stockholders' Equity                                                  1,651,234           1,263,429
                                                                             ------------------  ------------------

          Total Liabilities and Stockholders' Equity                         $       32,006,224  $       38,722,996
                                                                             ==================  ==================

                 See accompanying notes and accountants' report.

                         NORTHEAST MORTGAGE CORPORATION
                            STATEMENTS OF OPERATIONS


                                                                                      For the Three Months
                                                                                             Ended
                                                                                           March 31,
                                                                             --------------------------------------
                                                                                    2003                2002
                                                                             ------------------  ------------------

Revenues                                                                     $        3,719,867  $        2,269,679
                                                                             ------------------  ------------------

Operating Expenses:
  Sales and Marketing                                                                   331,929             181,132
  General and Administrative                                                          2,658,405           1,767,453
                                                                             ------------------  ------------------

      Total Operating Expenses                                                        2,990,334           1,948,585
                                                                             ------------------  ------------------

Net Operating Income (Loss)                                                             729,533             321,094

Other Income (Expense):
   Interest Income                                                                      259,002              83,529
   Interest Expense                                                                    (351,404)           (206,350)
                                                                             ------------------  ------------------

Net Income (Loss) Before
   Income Taxes                                                                         637,131             198,273

Income Tax (Expense) Benefit
   Current Federal Tax                                                                 (209,828)            (51,375)
   Current State Tax                                                                    (48,599)            (17,111)
   Deferred Income Tax                                                                    9,101              10,150
                                                                             ------------------  ------------------

Net Income (Loss)                                                            $          387,805  $          139,937
                                                                             ==================  ==================

Net Income (Loss) per Share                                                  $             0.05  $             0.02
                                                                             ==================  ==================

                                                                                      8,600,000           8,600,000
                                                                             ==================  ==================




                 See accompanying notes and accountants' report.

                         NORTHEAST MORTGAGE CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                   For the three months ended
                                                                                           March 31,
                                                                             --------------------------------------
                                                                                    2003                2002
                                                                             ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                            $          387,805  $          139,937
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization                                                            56,108              59,178
(Increase) Decrease in Deferred Tax Asset                                                (9,101)            (10,150)
(Increase) Decrease in Accounts Receivable                                             (110,235)             12,243
(Increase) Decrease in Employee Advances                                                (60,051)            (11,917)
(Increase) Decrease in Customer Lists                                                         -              (1,000)
(Increase) Decrease in Mortgages Receivable                                           7,295,026          17,607,115
Net Borrowing under Line of Credit Arrangements                                      (7,320,793)        (17,572,286)
(Decrease) Increase in Accounts Payable and Accrued Expenses                            244,444             116,743
                                                                             ------------------  ------------------
      Net Cash Used in Operating Activities                                             483,203             339,863
                                                                             ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets                                                                 (2,752)                  -
(Increase) Decrease in Deposits                                                         (14,043)             (8,030)
                                                                             ------------------  ------------------
      Net Cash Used in Investing Activities                                             (16,795)             (8,030)
                                                                             ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Long-term Debt                                                              (28,228)            (20,502)
Payments on Shareholder Payables                                                              -             (61,822)
                                                                             ------------------  ------------------
      Net Cash Provided by Financing Activities                                         (28,228)            (82,324)
                                                                             ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                             438,180             249,509
Cash and Cash Equivalents
  at Beginning of Period                                                                481,576             106,030
                                                                             ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                                           $          919,756  $          355,539
                                                                             ==================  ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for:
  Interest                                                                   $          351,404  $          206,350
  Franchise and income taxes                                                 $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None


                 See accompanying notes and accountants' report.

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Northeast Mortgage Corporation is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of March 31, 2003 and for the three month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

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

Fixed Assets

         Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of March 31, 2003, depreciation is computed as follows:

                                                                                Accumulated
                               Cost              Method           Life         Depreciation             Net
                         -----------------  ----------------  ------------  -------------------  ------------------
Furniture and
Fixtures                 $         288,518    Accelerated       7 Years     $           208,905  $           79,613
Office Equipment                   515,358    Accelerated       5 Years                 391,280             124,078
                         -----------------                                  -------------------
                         $         803,876                                  $           600,185  $          203,691
                         =================                                  ===================  ==================

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
                         =================                                  ===================  ==================

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings per Share

         Basic earnings per share has been computed by dividing the earnings for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. The total number of shares at March 31, 2003 and 2002, includes 4,000,000 common shares that are issued and outstanding and 4,600,000 shares of Series A Convertible Preferred Stock. The Series A shares are convertible to one share of common stock.

         There are no dilutive outstanding common stock equivalents at March 31, 2003 and 2002.

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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Intangible Assets

         Intangible Assets consisted of the following at March 31, 2003:

           Intangible Asset                                  Amortization Period
Customer Lists                                  $       516,609          5 Years
Less accumulated amortization                          (277,937)
                                                ---------------
Total                                           $       238,672
                                                ===============

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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

NOTE 4 - INCOME TAXES

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax benefits of $41,775 as of March 31, 2003. These deferred tax benefits are the result of differences between book and tax depreciation and amortization of intangible assets.

         The difference between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below:

                                                                                 March 31,           March 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------

Expense (Benefit) at the federal statutory rate of 34%                       $          200,101  $           61,595
Nondeductible expenses                                                                      626                 626
State Income Taxes                                                                       48,599              17,111
Surtax Exemption                                                                        (39,498)            (27,957)
                                                                             ------------------  ------------------
Effective Tax Expense                                                        $          209,828  $           51,375
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

         The Company leases office equipment under agreements with terms of three years.

         The following summarizes the future minimum lease payments under all noncancellable operating lease obligations:

                                    2003                                $321,943
                                    2004                                 164,822
                                    2005                                  50,367
                                    2006                                       -
                                    2007                                       -

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

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

NOTE 8 - LINE OF CREDIT

                                                                                     March 31,        December 31,
                                                                                       2003               2002
                                                                                 ----------------- ------------------
$35,000,000 Line of Credit -Horizon Bank                                         $      24,911,593 $       28,630,208
    Interest at Prime plus 1% per annum
    Security interest in all business assets and personal guarantee of members and their spouses, Amended and restated
    February 18, 2003, Expires January 31, 2004

$7,500,000 Line of Credit - People's Bank                                                3,780,883          7,383,061
    Interest at Federal Discount Rate
    Security interest in all business assets and personal guarantee of  members and their spouses
    Expires July 31, 2004

                                                                                 ----------------- ------------------
                  Total Lines Of Credit                                          $      28,692,476 $       36,013,269
                                                                                 ================= ==================

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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

NOTE 9 - NOTE PAYABLE - BANK (Continued)

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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (Continued)

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


Item 2.  Management's Discussion and Analysis or Plan of Operation

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

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

PLAN OF OPERATION

         During the three months ended March 31, 2003, Northeast focused its resources in further establishing a presence in the financial services industry as a regional mortgage banker. Its primary goals were to increase the number of loans originated while controlling and then reducing salaries and other expenses required to facilitate the closing of the mortgage transaction. In January of 2000 Northeast established its own telemarketing department to increase the number of leads available to its sales staff while also decreasing advertising related expenses. A new Mesa, Arizona office was established in the second half of 1999. That office has established itself locally in 2000 and has generated a profit for 2002. In addition to taking the necessary steps to increase production we eliminated and consolidated a number of salary positions while also restructuring the compensation plans of all salespeople in an effort to improve earnings.

First Quarter 2003 as Compared to First Quarter 2002 Results of Operations and Analysis of Financial Condition

         Revenues increased 63.9% from $2,269,679 for the three months ended March 31, 2002 to $3,719,867 for the three months ended March 31, 2003. This increase in revenues was due to an increase in the loans originated and funded loans amounts. General and administrative expenses increased 50.4% from $1,767,453 for the three months ended March 31, 2002 to $2,658,405 for the three months ended March 31, 2003. This increase in expenses was due to the increase in activity. Sales and marketing expenses increased 83.3% from $181,132 for the three months ended March 31, 2002 to $331,929 for the three months ended March 31, 2003. Net income was $387,805 for the three months ended March 31, 2003 compared to net income of $139,937 for the three months ended March 31, 2002 - an increase in net income of 177.1%. The increase in net income was due to the increase in activity. We expect our advertising expenses to remain constant since the majority of our ongoing expense related to advertising is budgeted through our internal telemarketing department. We do not foresee any material increases in costs in the near future.

         We originated 776 loans in the first quarter of 2003, a 69.1% increase over the comparable period in 2002 when we originated 459 loans. These numbers represent total loans funded amounts of $128,219,245 in the second quarter of 2003 and $62,915,023 in the second quarter of 2002.

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

(b) No reports were filed on Form 8-K during the three months ended March 31, 2003.

(1) Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated February 16, 2000.

(2) Incorporated herein by reference from Registrant's Form 8-K, dated April 11, 2002

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 18th day of September, 2003.

Northeast Mortgage Corporation



/s/ Brian Rogerson
Brian Rogerson
President
(Principal Executive Officer)


/s/    Sean Rogerson
Sean Rogerson
Vice-President
(Principal Financial Officer)


September 18, 2003