Form 10QSB
period 2003-06-30
NORTHEAST MORTGAGE CORP
filed 2003-09-25
CIK 1105306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 2003
                  --------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

             For the transition period from                   to
                                            ------------------    --------------
                        Commission file number 000-29549
            --------------------------------------------------------

                         Northeast Mortgage Corporation
--------------------------------------------------------------------------------
                     (Exact name of small business issuer as
                            specified in its charter)

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

                                     PART I

Item 1.  Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT

Northeast Mortgage Corporation

         We have reviewed the accompanying balance sheets of Northeast Mortgage Corporation as of June 30, 2003, and the related statements of operations for the three and six months ended June 30, 2003 and 2002, and cash flows for the six months ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully submitted



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
August 28, 2003

                         NORTHEAST MORTGAGE CORPORATION
                                 BALANCE SHEETS

                                                                                  June 30,          December 31,
ASSETS:                                                                             2003                2002
                                                                             ------------------  ------------------
Current Assets:
     Cash                                                                    $          226,247  $          481,576
     Mortgages Receivable                                                            38,847,271          36,753,559
     Accounts Receivable                                                                904,973             577,767
     Employee Advances                                                                  265,335             146,328
                                                                             ------------------  ------------------

          Total Current Assets                                                       40,243,826          37,959,230
                                                                             ------------------  ------------------

Fixed Assets - Net                                                                      186,083             218,547
                                                                             ------------------  ------------------

Other Assets:
     Deposits                                                                           212,547             182,573
     Notes Receivable - Second Mortgages                                                 52,800              52,800
     Customer Lists - Net                                                               200,172             277,172
     Deferred Tax Assets                                                                 41,812              32,674
                                                                             ------------------  ------------------

          Total Other Assets                                                            507,331             545,219
                                                                             ------------------  ------------------

          Total Assets                                                       $       40,937,240  $       38,722,996
                                                                             ==================  ==================

                         NORTHEAST MORTGAGE CORPORATION
                                 BALANCE SHEETS
                                   (continued)


                                                                                  June 30,          December 31,
LIABILITIES & STOCKHOLDERS' EQUITY                                                  2003                2002
                                                                             ------------------  ------------------
Current Liabilities:
     Note Payable - Bank                                                     $           67,600  $           67,600
     Warehouse Line of Credit                                                        37,842,835          36,013,269
     Accounts Payable and Accrued Expenses                                              451,353             680,728
     Capital Lease Obligation - Current                                                  26,835              24,458
     Income Taxes Payable                                                               431,071             165,274
                                                                             ------------------  ------------------

         Total Current Liabilities                                                   38,819,694          36,951,329

Long-Term Liabilities:
     Notes Payable - Bank                                                               449,789             489,222
     Capital Lease Obligation - Long-Term                                                 4,977              19,016
                                                                             ------------------  ------------------

         Total Long-Term Liabilities                                                    454,766             508,238
                                                                             ------------------  ------------------

         Total Liabilities                                                           39,274,460          37,459,567
                                                                             ------------------  ------------------

Stockholders' Equity
     Preferred Stock, par value $.001, 10,000,000 shares
          Authorized, 4,600,000 shares issued at June 30, 2003,
          and -0- shares issued at December 31, 2002                                      4,600               4,600
     Common Stock, par value $.001, 100,000,000 shares
          Authorized, 4,000,000 shares issued at March 31, 2003,
          1,000,000 shares issued at December 31, 2002                                    4,000               4,000
     Additional Paid-In Capital                                                       1,082,734           1,082,734
     Retained Earnings (Deficit)                                                        571,446             172,095
                                                                             ------------------  ------------------

          Total Stockholders' Equity                                                  1,662,780           1,263,429
                                                                             ------------------  ------------------

          Total Liabilities and Stockholders' Equity                         $       40,937,240  $       38,722,996
                                                                             ==================  ==================

                 See accompanying notes and accountants' report.

                         NORTHEAST MORTGAGE CORPORATION
                            STATEMENTS OF OPERATIONS

                                              For the Three Months                     For the Six Months
                                                      Ended                                  Ended
                                                    June 30,                                June 30,
                                      -------------------------------------  --------------------------------------
                                            2003                2002                2003                2002
                                      -----------------   -----------------  ------------------  ------------------

Revenues                              $       3,783,121   $       2,576,173  $        7,502,988  $        4,845,852
                                      -----------------   -----------------  ------------------  ------------------

Operating Expenses:
  Sales and Marketing                           416,845             204,201             748,774             385,333
  General and Administrative                  3,199,662           2,402,023           5,858,067           4,169,476
                                      -----------------   -----------------  ------------------  ------------------

      Total Operating Expenses                3,616,507           2,606,224           6,606,841           4,554,809
                                      -----------------   -----------------  ------------------  ------------------

Net Operating Income (Loss)                     166,614             (30,051)            896,147             291,043

Other Income (Expense):
   Interest Income                              200,693              27,956             459,695             111,485
   Interest Expense                            (348,428)           (117,517)           (699,832)           (323,867)
                                      -----------------   -----------------  ------------------  ------------------

Net Income (Loss) Before
   Income Taxes                                  18,879            (119,612)            656,010              78,661

Income Tax (Expense) Benefit
   Current Federal Tax                           (5,984)             18,151            (215,812)            (33,224)
   Current State Tax                             (1,386)              6,945             (49,985)            (10,166)
   Deferred Income Tax                               37              10,150               9,138              20,300
                                      -----------------   -----------------  ------------------  ------------------

Net Income (Loss)                     $          11,546             (84,366) $          399,351  $           55,571
                                      =================   =================  ==================  ==================

Net Income (Loss) per Share           $               -   $          (0.01)  $             0.05  $             0.01
                                      =================   =================  ==================  ==================

                                              8,600,000           8,600,000           8,600,000           8,600,000
                                      =================   =================  ==================  ==================




                 See accompanying notes and accountants' report.

                         NORTHEAST MORTGAGE CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                    For the six months ended
                                                                                            June 30,
                                                                             --------------------------------------
                                                                                    2003                2002
                                                                             ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                            $          399,351  $           55,571
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization                                                           112,216             112,615
(Increase) Decrease in Deferred Tax Asset                                                (9,138)            (20,300)
(Increase) Decrease in Accounts Receivable                                             (327,206)             17,777
(Increase) Decrease in Employee Advances                                               (119,007)            (38,767)
(Increase) Decrease in Customer Lists                                                         -                   -
(Increase) Decrease in Mortgages Receivable                                          (2,093,712)         14,958,579
Net Borrowing under Line of Credit Arrangements                                       1,829,566         (14,988,349)
(Decrease) Increase in Accounts Payable and Accrued Expenses                             36,422              30,307
                                                                             ------------------  ------------------
      Net Cash Used in Operating Activities                                            (171,508)            127,433
                                                                             ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets                                                                 (2,752)            (12,000)
(Increase) Decrease in Deposits                                                         (29,974)            (18,457)
                                                                             ------------------  ------------------
      Net Cash Used in Investing Activities                                             (32,726)            (30,457)
                                                                             ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Long-term Debt                                                              (51,095)            (39,147)
Payments on Shareholder Payables                                                              -             (61,822)
                                                                             ------------------  ------------------
      Net Cash Provided by Financing Activities                                         (51,095)           (100,969)
                                                                             ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                            (255,329)             (3,993)
Cash and Cash Equivalents
  at Beginning of Period                                                                481,576             106,030
                                                                             ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                                           $          226,247  $          102,037
                                                                             ==================  ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for:
  Interest                                                                   $          699,832  $          323,867
  Franchise and income taxes                                                 $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None


                 See accompanying notes and accountants' report.

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Northeast Mortgage Corporation is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of June 30, 2003 and for the three and six month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

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

Fixed Assets

         Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of June 30, 2003, depreciation is computed as follows:

                                                                                Accumulated
                               Cost              Method           Life         Depreciation             Net
                         -----------------  ----------------  ------------  -------------------  ------------------
Furniture and
Fixtures                 $         288,518    Accelerated       7 Years     $           214,924  $           73,594
Office Equipment                   515,358    Accelerated       5 Years                 402,869             112,489
                         -----------------                                  -------------------
                         $         803,876                                  $           617,793  $          186,083
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
                         =================                                  ===================  ==================

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings per Share

         Basic earnings per share has been computed by dividing the earnings for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. The total number of shares at June 30, 2003 and 2002, includes 4,000,000 common shares that are issued and outstanding and 4,600,000 shares of Series A Convertible Preferred Stock. The Series A shares are convertible to one share of common stock.

         There are no dilutive outstanding common stock equivalents at June 30, 2003 and 2002.

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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Intangible Assets

         Intangible Assets consisted of the following at June 30, 2003:


           Intangible Asset                                  Amortization Period
Customer Lists                                  $       516,609          5 Years
Less accumulated amortization                          (316,437)
                                                ---------------
Total                                           $       200,172
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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

NOTE 4 - INCOME TAXES

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax benefits of $41,812 as of June 30, 2003. These deferred tax benefits are the result of differences between book and tax depreciation and amortization of intangible assets.

         The difference between the effective income tax rate and the federal statutory income tax rate on the income (loss) from continuing operations are presented below:

                                                                                  June 30,            June 30,
                                                                                    2003                2002
                                                                             ------------------  ------------------

Expense (Benefit) at the federal statutory rate of 34%                       $          206,049  $           26,745
Nondeductible expenses                                                                      626                 626
State Income Taxes                                                                       49,985              10,166
Surtax Exemption                                                                        (40,848)             (4,313)
                                                                             ------------------  ------------------
Effective Tax Expense                                                        $          215,812  $           33,224
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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

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

NOTE 8 - LINE OF CREDIT

                                                                                     June 30,         December 31,
                                                                                       2003               2002
                                                                                 ----------------- ------------------
$35,000,000 Line of Credit -Horizon Bank                                         $      31,174,789 $       28,630,208
    Interest at Prime plus 1% per annum
    Security interest in all business assets and personal guarantee of members and their spouses, Amended and restated
    February 18, 2003, Expires January 31, 2004

$7,500,000 Line of Credit - People's Bank                                                6,668,046          7,383,061
    Interest at Federal Discount Rate
    Security interest in all business assets and personal guarantee of  members and their spouses
    Expires July 31, 2004

                                                                                 ----------------- ------------------
                  Total Lines Of Credit                                          $      37,842,835 $       36,013,269
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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (Continued)

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

Second Quarter 2003 as Compared to Second Quarter 2002 Results of Operations and Analysis of Financial Condition

         Revenues increased 46.9% from $2,576,173 for the three months ended June 30, 2002 to $3,783,121 for the three months ended June 30, 2003. This increase in revenues was due to an increase in the loans originated and funded loans amounts. General and administrative expenses increased 33.2% from $2,402,023 for the three months ended June 30, 2002 to $3,199,662 for the three months ended June 30, 2003. This increase in expenses was due to the increase in activity. Sales and marketing expenses increased 105.6% from $204,201 for the three months ended June 30, 2002 to $416,845 for the three months ended June 30, 2003. Net income was $18,879 for the three months ended June 30, 2003 compared to net loss of $119,612 for the three months ended June 30, 2002 - an increase in net income of 115.8%. The increase in net income was due to the increase in activity. We expect our advertising expenses to remain constant since the majority of our ongoing expense related to advertising is budgeted through our internal telemarketing department. We do not foresee any material increases in costs in the near future.

         We originated 778 loans in the second quarter of 2003, a 63.8% increase over the comparable period in 2002 when we originated 475 loans. These numbers represent total loans funded amounts of $128,732,920 in the second quarter of 2003 and $70,397,000 in the second quarter of 2002.

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