Form 10QSB
period 2003-09-30
NORTHEAST MORTGAGE CORP
filed 2003-11-14
CIK 1105306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:         September 30, 2003
                                     -------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

     For the transition period from                       to
                                   ----------------------    -------------------
                    Commission file number                000-29549
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: November 3, 2003 4,000,000


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

Item 1.  Financial Statements

                         INDEPENDENT ACCOUNTANT'S REPORT

Northeast Mortgage Corporation

         We have reviewed the accompanying balance sheets of Northeast Mortgage Corporation as of September 30, 2003, and the related statements of operations for the three and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

                                                    Respectfully submitted,



                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
November 11, 2003

                         NORTHEAST MORTGAGE CORPORATION
                                 BALANCE SHEETS

                                                                               September 30,        December 31,
ASSETS:                                                                             2003                2002
                                                                             ------------------  ------------------
Current Assets:
     Cash                                                                    $          410,900  $          481,576
     Mortgages Receivable                                                            18,469,373          36,753,559
     Accounts Receivable                                                                798,718             577,767
     Employee Advances                                                                  245,475             146,328
                                                                             ------------------  ------------------

          Total Current Assets                                                       19,924,466          37,959,230
                                                                             ------------------  ------------------

Fixed Assets - Net                                                                      168,475             218,547
                                                                             ------------------  ------------------

Other Assets:
     Deposits                                                                           221,836             182,573
     Other Receivable                                                                   159,913                   -
     Notes Receivable - Second Mortgages                                                 52,800              52,800
     Customer Lists - Net                                                               161,672             277,172
     Deferred Tax Assets                                                                 41,759              32,674
                                                                             ------------------  ------------------

          Total Other Assets                                                            637,980             545,219
                                                                             ------------------  ------------------

          Total Assets                                                       $       20,730,921  $       38,722,996
                                                                             ==================  ==================

                         NORTHEAST MORTGAGE CORPORATION
                                 BALANCE SHEETS
                                   (continued)

                                                                               September 30,        December 31,
LIABILITIES & STOCKHOLDERS' EQUITY                                                  2003                2002
                                                                             ------------------  ------------------
Current Liabilities:
     Note Payable - Bank                                                     $           67,600  $           67,600
     Warehouse Line of Credit                                                        17,869,965          36,013,269
     Accounts Payable and Accrued Expenses                                              466,992             680,728
     Capital Lease Obligation - Current                                                  25,562              24,458
     Income Taxes Payable                                                               219,765             165,274
                                                                             ------------------  ------------------

         Total Current Liabilities                                                   18,649,884          36,951,329

Long-Term Liabilities:
     Notes Payable - Bank                                                               432,889             489,222
     Capital Lease Obligation - Long-Term                                                     -              19,016
                                                                             ------------------  ------------------

         Total Long-Term Liabilities                                                    432,889             508,238
                                                                             ------------------  ------------------

         Total Liabilities                                                           19,082,773          37,459,567
                                                                             ------------------  ------------------

Stockholders' Equity
     Preferred Stock, par value $.001,  10,000,000 shares
        Authorized,  4,600,000 shares issued at September 30, 2003,
        and -0- shares issued at December 31, 2002                                        4,600               4,600
     Common Stock, par value $.001,  100,000,000  shares
        Authorized,  4,000,000 shares issued at September 30, 2003,
        1,000,000 shares issued at December 31, 2002                                      4,000               4,000
     Additional Paid-In Capital                                                       1,082,734           1,082,734
     Retained Earnings (Deficit)                                                        556,814             172,095
                                                                             ------------------  ------------------

          Total Stockholders' Equity                                                  1,648,148           1,263,429
                                                                             ------------------  ------------------

          Total Liabilities and Stockholders' Equity                         $       20,730,921  $       38,722,996
                                                                             ==================  ==================

                 See accompanying notes and accountants' report.

                         NORTHEAST MORTGAGE CORPORATION
                            STATEMENTS OF OPERATIONS


                                              For the Three Months                    For the Nine Months
                                                      Ended                                  Ended
                                                  September 30,                          September 30,
                                      -------------------------------------  --------------------------------------
                                            2003                2002                2003                2002
                                      -----------------   -----------------  ------------------  ------------------

Revenues                              $       3,443,857   $       3,531,265  $       10,946,845  $        8,377,117
                                      -----------------   -----------------  ------------------  ------------------

Operating Expenses:
  Sales and Marketing                           307,102             258,765           1,055,876             644,098
  General and Administrative                  3,015,868           2,467,830           8,873,935           6,637,306
                                      -----------------   -----------------  ------------------  ------------------

      Total Operating Expenses                3,322,970           2,726,595           9,929,811           7,281,404
                                      -----------------   -----------------  ------------------  ------------------

Net Operating Income (Loss)                     120,887             804,670           1,017,034           1,095,713

Other Income (Expense):
   Interest Income                              250,701              88,990             710,396             200,475
   Interest Expense                            (458,961)           (194,402)         (1,158,793)           (518,269)
                                      -----------------   -----------------  ------------------  ------------------

Net Income (Loss) Before
   Income Taxes                                 (87,373)            699,258             568,637             777,919

Income Tax (Expense) Benefit
   Current Federal Tax                           59,105            (239,656)           (156,707)           (272,880)
   Current State Tax                             13,689             (54,685)            (36,296)            (64,851)
   Deferred Income Tax                              (53)              9,200               9,085              29,500
                                      -----------------   -----------------  ------------------  ------------------

Net Income (Loss)                     $         (14,632)            414,117  $          384,719  $          469,688
                                      =================   =================  ==================  ==================

Basic Income (Loss) per Share         $               -   $            0.10  $             0.10  $             0.12
                                      =================   =================  ==================  ==================

Diluted Income (Loss)
   Per Share                          $               -   $            0.05  $             0.04  $             0.05
                                      =================   =================  ==================  ==================




                 See accompanying notes and accountants' report.

                         NORTHEAST MORTGAGE CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                   For the nine months ended
                                                                                         September 30,
                                                                             --------------------------------------
                                                                                    2003                2002
                                                                             ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                            $          384,719  $          469,688
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization                                                           165,572             168,921
(Increase) Decrease in Deferred Tax Asset                                                (9,085)            (29,500)
(Increase) Decrease in Accounts Receivable                                             (380,864)            (90,929)
(Increase) Decrease in Employee Advances                                                (99,147)            (36,590)
(Increase) Decrease in Mortgages Receivable                                          18,284,186          (4,532,587)
Net Borrowing under Line of Credit Arrangements                                     (18,143,304)          4,027,422
(Decrease) Increase in Accounts Payable and Accrued Expenses                           (159,245)            262,730
                                                                             ------------------  ------------------
      Net Cash Used in Operating Activities                                              42,832             239,155
                                                                             ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets                                                                      -             (17,496)
(Increase) Decrease in Deposits                                                         (39,263)            (23,820)
                                                                             ------------------  ------------------
      Net Cash Used in Investing Activities                                             (39,263)            (41,316)
                                                                             ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Long-term Debt                                                              (74,245)            (56,047)
Payments on Shareholder Payables                                                              -             (61,822)
                                                                             ------------------  ------------------
      Net Cash Provided by Financing Activities                                         (74,245)           (117,869)
                                                                             ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                             (70,676)             79,970
Cash and Cash Equivalents
  at Beginning of Period                                                                481,576             106,030
                                                                             ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                                           $          410,900  $          186,000
                                                                             ==================  ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for:
  Interest                                                                   $        1,158,793  $          518,269
  Franchise and income taxes                                                 $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None


                 See accompanying notes and accountants' report.

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Northeast Mortgage Corporation is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of September 30, 2003 and for the three and nine month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

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

Fixed Assets

         Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of September 30, 2003, depreciation is computed as follows:

                                                                                Accumulated
                               Cost              Method           Life         Depreciation             Net
                         -----------------  ----------------  ------------  -------------------  ------------------
Furniture and
Fixtures                 $         288,518    Accelerated       7 Years     $           220,942  $           67,576
Office Equipment                   515,358    Accelerated       5 Years                 414,459             100,899
                         -----------------                                  -------------------
                         $         803,876                                  $           635,401  $          168,475
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
                         =================                                  ===================  ==================

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Net Income (Loss) Per Common Share

         Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                                               For the Three Months Ended September 30, 2003
                                                       -------------------------------------------------------------
                                                              Income               Shares              Per-Share
                                                            (Numerator)         (Denominator)           Amount
                                                         -----------------    -----------------    -----------------
Income (Loss) Available to Common                        $         (14,632)           4,000,000    $               -
                                                                                                   =================
  Stockholders

Effect of Dilutive Securities:
  Convertible Preferred Stock                                            -            4,600,000
                                                         -----------------    -----------------

Income (Loss) Available to Common
  Stockholders-Diluted Earnings Per Share                $         (14,632)           8,600,000    $               -
                                                         =================    =================    =================


                                                               For the Three Months Ended September 30, 2002
                                                       -------------------------------------------------------------
                                                              Income               Shares              Per-Share
                                                            (Numerator)         (Denominator)           Amount
                                                         -----------------    -----------------    -----------------
Income (Loss) Available to Common                        $         414,117            4,000,000    $            0.10
                                                                                                   =================
  Stockholders

Effect of Dilutive Securities:
  Convertible Preferred Stock                                            -            4,600,000
                                                         -----------------    -----------------

Income (Loss) Available to Common
  Stockholders-Diluted Earnings Per Share                $         414,117            8,600,000    $            0.05
                                                         =================    =================    =================

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

                                                               For the Nine Months Ended September 30, 2003
                                                       -------------------------------------------------------------
                                                              Income               Shares              Per-Share
                                                            (Numerator)         (Denominator)           Amount
                                                         -----------------    -----------------    -----------------
Income (Loss) Available to Common                        $         384,719            4,000,000    $            0.10
                                                                                                   =================
  Stockholders

Effect of Dilutive Securities:
  Convertible Preferred Stock                                            -            4,600,000
                                                         -----------------    -----------------

Income (Loss) Available to Common
  Stockholders-Diluted Earnings Per Share                $         384,719            8,600,000    $            0.04
                                                         =================    =================    =================


                                                               For the Nine Months Ended September 30, 2002
                                                       -------------------------------------------------------------
                                                              Income               Shares              Per-Share
                                                            (Numerator)         (Denominator)           Amount
                                                         -----------------    -----------------    -----------------
Income (Loss) Available to Common                        $         469,688            4,000,000    $            0.12
                                                                                                   =================
  Stockholders

Effect of Dilutive Securities:
  Convertible Preferred Stock                                            -            4,600,000
                                                         -----------------    -----------------

Income (Loss) Available to Common
  Stockholders-Diluted Earnings Per Share                $         469,688            8,600,000    $            0.05
                                                         =================    =================    =================

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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

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

Intangible Assets

         Intangible Assets consisted of the following at September 30, 2003:

           Intangible Asset                                                     Amortization Period
Customer Lists                                  $       516,609                       5 Years
Less accumulated amortization                          (354,937)
                                                ---------------
Total                                           $       161,672
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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

NOTE 2 - MORTGAGES RECEIVABLE (continued)

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

NOTE 4 - INCOME TAXES

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax benefits of $41,759 as of September 30, 2003. These deferred tax benefits are the result of differences between book and tax depreciation and amortization of intangible assets.

         The difference between the effective income tax rate and the federal statutory income tax rate on the income (loss) from continuing operations are presented below:


                                                                               September 30,       September 30,
                                                                                    2003                2002
                                                                             ------------------  ------------------

Expense (Benefit) at the federal statutory rate of 34%                       $          180,996  $          242,443
Nondeductible expenses                                                                      626                 626
State Income Taxes                                                                       36,296              64,851
Surtax Exemption                                                                        (61,211)            (35,040)
                                                                             ------------------  ------------------
Effective Tax Expense                                                        $          156,707  $          272,880
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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

NOTE 5 - OPERATING LEASE COMMITMENTS (continued)

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

NOTE 7 - LINE OF CREDIT

                                                                                   September 30,      December 31,
                                                                                       2003               2002
                                                                                 ----------------- ------------------
$35,000,000 Line of Credit -Horizon Bank                                         $      15,173,695 $       28,630,208
    Interest at Prime plus 1% per annum
    Security interest in all business assets and personal guarantee of members and their spouses, Amended and restated
    February 18, 2003, Expires January 31, 2004

$7,500,000 Line of Credit - People's Bank                                                2,696,270          7,383,061
    Interest at Federal Discount Rate
    Security interest in all business assets and personal guarantee of  members and their spouses
    Expires July 31, 2004

                                                                                 ----------------- ------------------
                  Total Lines Of Credit                                          $      17,869,965 $       36,013,269
                                                                                 ================= ==================

NOTE 8 - PROFIT SHARING PLAN

         On June 1, 1997, the Company (employer) established a 401(k) Profit Sharing Plan. Any full time employee who has completed three months of service and has attained age 21 is eligible to

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

NOTE 8 - PROFIT SHARING PLAN (continued)

participate. The employer can make a discretionary matching contribution based on the employee elective contribution. The contribution, if any, is determined each year. For 2002 and 2001, there were no matching contribution made.

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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

NOTE 11 - RECAPITALIZATION (continued)

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

         The Company is engaged primarily in the mortgage banking business, and as such originate and sell mortgage loans. The mortgage loans are principally prime credit quality first-lien mortgage

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (Continued)

NOTE 13 - ACQUISITION (continued)

loans secured by single-family residences although the Company also offers home equity loans both in conjunction with newly produced prime credit quality first mortgages and as a separate product. In addition, the Company offers sub-prime credit quality first-lien single-family mortgage loans.

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

Third Quarter 2003 as Compared to Third Quarter 2002 Results of Operations and Analysis of Financial Condition

         Revenues slightly decreased for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002. Revenues decreased 2.5% from $3,531,265 for the three months ended September 30, 2002 to $3,443,857 for the three months ended September 30, 2003. General and administrative expenses increased 22.2% from $2,467,830 for the three months ended September 30, 2002 to $3,015,868 for the three months ended September 30, 2003. This increase in expenses was due to an increase in activity. Sales and marketing expenses increased 18.7% from $258,765 for the three months ended September 30, 2002 to $307,102 for the three months ended September 30, 2003. Net income was $414,117 for the three months ended September 30, 2002 compared to net loss of $14,632 for the three months ended September 30, 2003 - a decrease in net income of 103.5%. The decrease in net income was due to revenues staying about the same and expenses increasing. We expect our advertising expenses to remain constant since the majority of our ongoing expense related to advertising is budgeted through our internal telemarketing department. We do not foresee any material increases in costs in the near future.

         We originated 777 loans in the third quarter of 2003, a 42.6% increase over the comparable period in 2002 when we originated 545 loans. These numbers represent total loans funded amounts of $134,325,768 in the third quarter of 2003 and $93,624,129 in the third quarter of 2002.

Seasonality

         The mortgage banking industry is generally subject to seasonal trends. We are subject to this seasonality. Production tends to decrease during the summer and increase during the fall, winter, and spring.

Market Risk

         Interest rates are the primary market risk Northeast faces. Increasing interest rates tend to decrease the number of loans originated. Northeast compensates for interest rate increases by offering variable rate mortgages, sub-prime loans, and equity loans, which tend to gain in popularity during periods of increased interest rates. In periods of decreasing interest rates, there is an increase in the number of loans originated during the decreasing rate trend. Investors to whom Northeast sells its loans compete for its business. Therefore a decreasing interest rate environment has only a positive effect on its results of operations.

Liquidity And Capital Resources

         We expect that we will be able to satisfy our cash requirements for the next twelve months from its existing cash flow.

Employees

         We do not expect any material change in the number of employees.


Item 3.  Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10- QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary to evaluate whether:

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

(b) No reports on 8-K were filed by the Company during the three months ended September 30, 2003.

(1) Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated February 16, 2000.

(2) Incorporated herein by reference from Registrant's Form 8-K, dated April 11, 2002

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of November, 2003.

Northeast Mortgage Corporation



/s/ Brian Rogerson
------------------
Brian Rogerson
President
(Principal Executive Officer)


/s/ Sean Rogerson
-----------------
Sean Rogerson
Vice-President
(Principal Financial Officer)


November 14, 2003