Form 10KSB
period 2003-12-31
NORTHEAST MORTGAGE CORP
filed 2004-04-14
CIK 1105306

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark One)
 [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For Fiscal Year Ended: December 31, 2003

                                       or

 [  ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

For the transition period from                    To
                              -------------------    ---------------------------


Commission file number        000-29549
                       ---------------------------------------------------------

                         Northeast Mortgage Corporation
                 (Name of small business issuer in its charter)

          Nevada                                                86-0972558
------------------------------                              --------------------
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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                                                                 Total pages: 15
                                                                            ----
                                                          Exhibit Index Page: 12
                                                                            ----

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. $12,764,749


         As of March 19, 2004, there were 4,000,000 (1 vote per share) Common, 4,600,000 Series A Preferred, for a total of 8,600,000 votes. All shares have a par value of $0.001. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $200 computed at the par value of the stock.


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

         Transitional Small Business Disclosure Format (check one): Yes ; No X

                                TABLE OF CONTENTS

Item Number and Caption                                                                                       Page
PART I

Item 1.     Description of Business                                                                               4

Item 2.     Description of Property                                                                               4

Item 3.     Legal Proceedings                                                                                     5

Item 4.     Submission of Matters to a Vote of Security Holders                                                   5


PART II

Item 5.     Market for Common Equity and Related Stockholder Matters                                              5

Item 6.     Management's Discussion and Analysis or Plan of Operations                                            6

Item 7.      Financial Statements                                                                                 8

Item 8.      Changes in and Disagreements With Accountants on Accounting and
                 Financial Disclosure                                                                             8

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
                Compliance with Section 16(a) of the Exchange Act                                                 8

Item 10.   Executive Compensation                                                                                10

Item 11.   Security Ownership of Certain Beneficial Owners and Management                                        11

Item 12.   Certain Relationships and Related Transactions                                                        12

Item 13.   Exhibits and Reports on Form 8-K                                                                      12

Item 14.   Controls and Procedures                                                                               13

Item 15.  Principal Accountant Fees and Services                                                                 14

                                     PART I



                         ITEM 1 DESCRIPTION OF BUSINESS


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



                         ITEM 2 DESCRIPTION OF PROPERTY


         We  operate  out  of  four  leased   offices   located  in   Southburg,
Connecticut, Phoenix, Arizona, Mesa, Arizona and Easton, Massachusetts. The information for each location is contained in the table below:

    Location               Size (sq. ft.)    Monthly Rent        Lease Term

800 Main Street South          10,795           $12,011        Five year lease
Southbury, CT  06488                                           Commencing 2/1/99

4725 N. Scottsdale Road         4,382            $9,312        Five year lease,
Scottsdale, AZ 85251                                           extended one
                                                               additional year
                                                               Commencing 6/1/99

45 Bristol Drive                  650            $1,240           Month to month
Suite 101
Easton, MA  02375



                            ITEM 3 LEGAL PROCEEDINGS


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



                        ITEM 4 SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS


         There were no matters submitted to a vote of shareholders.


                                     PART II


                       ITEM 5 MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS


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

         We have no options or warrants outstanding at the current time. However, we do have 1,000,000 shares that are subject to our 2001 Stock Option Plan. We also have 4,600,000 shares of Series A Preferred Stock outstanding each of which is convertible by the holders, at their option, into one share of common stock.

         On March 25, 2004, Daniel L. Hodges, a shareholder of record of 9.3% of our combined common and preferred stock outstanding, resigned from his position as a director with the Company.


                       ITEM 6 MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS


PLAN OF OPERATION

         During the fiscal year ended December 31, 2003, Northeast focused its resources in further establishing a presence in the financial services industry as a regional mortgage banker. Its primary goals were to increase the number of loans originated while controlling and then reducing salaries and other expenses required to facilitate the closing of the mortgage transaction. In addition to taking the necessary steps to increase production we eliminated and consolidated a number of salary positions while also restructuring the compensation plans of all salespeople in an effort to improve earnings.

2003 as  Compared  to 2002  Results of  Operations  and  Analysis  of  Financial
Condition

         Revenues increased 14% from $11,239,309 for the year ended December 31, 2002 to $12,764,749 for the year ended December 31, 2003. This increase in revenues was due to an increase in the loans originated and funded loans amounts. General and administrative expenses increased 18% from $9,762,644 for the year ended December 31, 2002 to $11,567,392 for the year ended December 31, 2003. This increase in expenses was due in part to the increase in activity, and in majority to an increase in salaries and wages, especially to officers for the purpose of the debt reduction requirement of the officers from those liabilities that the officers assumed personally at the acquisition in 2002. Net loss was $(273,489) in 2003 compared to net income of $172,095 for 2002. The decrease in net income was mainly the result of the fore mentioned salary and wage increases, sales and marketing cost increases and interest expense of the Company from 2002 compared to 2003. Northeast Mortgage, LLC. had no income tax expense for 2001 and part of 2002 because the income passed through to the individual members who paid income tax on that income. We expect our advertising expenses to drop since the majority of our ongoing expense related to advertising is budgeted through our internal telemarketing department. We do not foresee any material increases in costs in the near future.

         We originated 2433 loans in 2003 for a total of $408,482,770 in funded loan amounts resulting in an increase of 21% in units closed and 27% in funded loan amounts as compared to the same period in 2002.

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

         We fund our mortgage banking financing activities in large part through our banking lines of credit, sometimes also referred to as "warehouse lines". We had available committed and uncommitted credit facilities aggregating approximately $42.5 million as of December 31, 2003. We have a $7,500,000 line of credit with Peoples Bank and a $35,000,000 line of credit with Horizons Bank. As of December 31, 2003 there was $2,614,419 outstanding with Peoples Bank and $12,449,645 outstanding with Horizons Bank. As of December 31, 2002 there was $7,383,061 outstanding with Peoples Bank and $28,630,208 outstanding with Horizons Bank. The decrease in the outstanding lines of credit was due to a decrease in loan activity at year end due to a rise in interest rates. The
Peoples Bank line of credit is at the Federal Discount Rate plus 2.75%. Our Horizons Bank line of credit is scaled and for conforming loans is Prime Rate minus .25% for the first 30 days, Prime Rate for 31 to 60 days, Prime Rate plus 1% from 61 to 90 days and Prime Rate plus 3% over 90 days. The rate for sub-prime loans is Prime Rate plus 2% for the first 90 days and Prime Rate plus 3% over 90 days. Our ability to continue to originate and fund mortgage loans is dependent on continued access to capital on acceptable terms. Our credit lines require us to repay the amount we borrow to fund a loan generally within 30 to 90 days after the loan is closed or when we receive payment from the sale of the funded loan, whichever occurs first. These borrowings are repaid with the proceeds received by us from the sale of our originated loans to institutional investors. Until the loan is sold to an investor and repayment of the loan is made under the credit lines, the credit line provides that the funded loan is pledged to secure our outstanding borrowings. The lines of credit contain certain covenants limiting indebtedness, liens, mergers, changes in control and sales of assets and requires us to maintain minimum net worth and other financial ratios.

Employees

         We do not expect any material change in the number of employees.



                           ITEM 7 FINANCIAL STATEMENTS


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


                                    PART III


               ITEM 9 DIRECTORS EXECUTIVE OFFICERS, PROMOTERS AND
                CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
                                THE EXCHANGE ACT


Executive Officers and Directors

         The following table sets forth the names, positions and ages of the individuals who will serve as our directors and executive officers following the combination. All directors are elected at each annual meeting and serve for one year and until their successors are elected and qualify. Officers are elected by the Board of Directors, and their terms of office are at the discretion of the Board. Mr. Daniel L. Hodges resigned from his position as a Director of the Company effective March 25, 2004.

       Name of Director/Officer        Age      Position(s) With Company

       Brian Rogerson                   39      Chairman and President
       Sean Rogerson                    37      Director, Vice President and COO
       Anthony Gabriele                 39      Director and Secretary

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

Audit Committee Financial Expert

         The Company's board of directors does not have an "audit committee financial expert," within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert. However, the board of directors believes that there is not any audit committee member who has obtained these attributes through the experience specified in the SEC's definition of "audit committee financial expert." Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as "audit committee financial experts," and competition for these individuals is significant. The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated "audit committee financial expert."



                         ITEM 10 EXECUTIVE COMPENSATION


         The following table sets forth all compensation paid by us to the chief executive officer and the four most highly compensated executive officers for services rendered during the last three completed fiscal years.

                                            Summary Compensation Table

                                                                Long-Term
                                                           Compensation Awards
                                                           -------------------
                                      Annual          Restricted     Securities          All Other
Name and                         Compensation (1)        Stock       Underlying         Compensation
Principal Position    Year      Salary($)  Bonus($)    Awards($)     Options/SARs           (1)
-------------------   -----    ---------- ---------  ------------  ---------------     ------------
Brian Rogerson        2003       905,387       -            -            -                26,000
President             2002       645,877       -            -            -                26,750
                      2001       230,000       -            -            -                29,000

Sean Rogerson         2003       627,798       -            -            -                17,000
Vice President        2002       408,127       -            -            -                16,852
                      2001       164,000       -            -            -                14,000

Anthony Gabriele      2003       517,278       -            -            -                15,000
Secretary             2002       353,500       -            -            -                15,505
                      2001        156,000      -            -            -                14,000

(1) Amounts paid for automobiles and insurance therefore.

Director Compensation

         Directors currently receive no cash compensation for their services in that capacity. Reasonable out-of-pocket expenses may be reimbursed to directors in connection with attendance at meetings.

                 ITEM 11 SECURITY OWNERSHIP OF BENEFICIAL OWNERS
                                 AND MANAGEMENT


Principal Shareholders

         The table below sets forth information as to each person owning of record or who was known by the Company to own beneficially more than 5% of the 8,600,000 votes as of March 19, 2004, including options to acquire stock of the Company that are currently exercisable or will be within the next 60 days, and information as to the ownership of the Company's Stock by each of its directors and executive officers and by the directors and executive officers as a group. Except as otherwise indicated, all shares are owned directly, and the persons named in the table have sole voting and investment power with respect to shares shown as beneficially owned by them.

Principal Stockholders and Stockholdings of Management

     Name and Address of          Shares Beneficially              Percent of
     Beneficial Owner (1)        Owned After Acquisition       Common Stock (2)
     --------------------        -----------------------       ----------------
     Brian Rogerson (3)                     4,180,000                48.6%
     Sean Rogerson (4)                      1,900,000                22.1%
     Anthony Garbriele (5)                  1,520,000                17.7%
     Daniel L. Hodges                         800,000                9.30%

All Officers and Directors as a group       7,600,000                88.4%

(1) The address of record for Messrs. Rogerson's and Gabriele is 800 Main Street South, Southbury, CT 06488.

(2) Applicable ownership percentages were based on 4,000,000 common shares issued and outstanding as of March 19, 2004, together with shares issuable upon conversion of Series A Preferred Stock to the applicable stockholder. Shares of common stock issuable upon conversion of securities within 60 days after March 19, 2004 are deemed outstanding for computing percentage ownership of the person holding such convertible security, but are not deemed outstanding for computing the percentage of any other person.

(3) Includes 2,530,000 shares of common stock issuable upon conversion of Series A Preferred Stock held by Mr. Rogerson.

(4) Includes 1,150,000 shares of common stock issuable upon conversion of Series A Preferred Stock held by Mr. Rogerson.

(5) Includes 920,000 shares of common stock issuable upon conversion of Series A Preferred Stock held by Mr. Gabriele.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         There are none to report.



                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K


         (a) The following documents are filed as part of this report.

1. Financial Statements                                                     Page

Report of Robison, Hill & Co., Independent Certified Public Accountants......F-1
Balance Sheets
  December 31, 2003, and 2002................................................F-2
Statements of Income
  For the Years Ended December 31, 2003, and 2002............................F-4
Statement of Stockholders' Equity
  For the Years Ended December 31, 2003, and 2002............................F-5
Statements of Cash Flows
  For the Years Ended December 31, 2003, and 2002............................F-6
Notes to Financial Statements
  December 31, 2003, and 2002................................................F-7


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



                        ITEM 14. CONTROLS AND PROCEDURES


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

                  ITEM 15. PRINCIPAL ACCOUNTANT FEES & SERVICES


         The following is a summary of the fees billed to us by Robison, Hill & Company for professional services rendered for the years ended December 31, 2003 and 2002:


           Service                             2003                   2002
------------------------------        ------------------     ------------------
Audit Fees                            $           31,795     $           22,646
Audit-Related Fees                                     -                      -
Tax Fees                                           1,418                      -
All Other Fees                                         -                      -
                                      ------------------     ------------------
Total                                 $           33,213     $           22,646
                                      ==================     ==================

Audit Fees. Consists of fees billed for professional services rendered for the audits of our consolidated financial statements, reviews of our interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by Robison, Hill & Company in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

         The Audit Committee, is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

         The Audit Committee pre-approved 100% of the Company's 2003 audit fees, audit-related fees, tax fees, and all other fees to the extent the services occurred after May 6, 2003, the effective date of the Securities and Exchange Commission's final pre-approval rules.

                                   SIGNATURES


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NORTHEAST MORTGAGE CORPORATION

Dated: April 13, 2004                     By  /S/     Brian Rogerson
                                          --------------------------------------
                                          Brian Rogerson
                                          President, Principal Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 13th day of April, 2004.

Signatures                               Title

/S/     Brian Rogerson
Brian Rogerson                       President, Principal Executive Officer


/S/     Sean Rogerson
Sean Rogerson                        Vice-President, Principal Financial Officer


/S/     Anthony Gabriele
Anthony Gabriele                     Secretary

                         NORTHEAST MORTGAGE CORPORATION

                                      - : -

                          INDEPENDENT AUDITOR'S REPORT

                           DECEMBER 31, 2003 and 2002

                                    CONTENTS

Independent Auditor's Report....................................................................................F-1

Financial Statements:

         Balance Sheets
         December 31, 2003 and 2002.............................................................................F-2

         Statements of Income
         Years Ended December 31, 2003 and 2002.................................................................F-4

         Statements of Stockholders Equity
         Years Ended December 31, 2003 and 2002.................................................................F-5

         Statements of Cash Flows
         Years Ended December 31, 2003 and 2002.................................................................F-6

Notes to Financial Statements
         December 31, 2003 and 2002.............................................................................F-7

                          INDEPENDENT AUDITOR'S REPORT



Northeast Mortgage Corporation

         We have audited the accompanying balance sheets of Northeast Mortgage Corporation as of December 31, 2003 and 2002 and the related statements of income, stockholders equity, and cash flows for the years then ended. These financial statements are the responsibility of the Northeast Mortgage Corporation management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northeast Mortgage Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


                                                  Respectfully submitted,


                                                  /s/ Robison, Hill & Co.
                                                  Certified Public Accountants

Salt Lake City, Utah
March 31, 2004

                         NORTHEAST MORTGAGE CORPORATION
                                 BALANCE SHEETS


                                                                                          December 31,
ASSETS:                                                                             2003                2002
                                                                             ------------------  ------------------
Current Assets:
     Cash                                                                    $                -  $          481,576
     Mortgages Receivable                                                            15,537,517          36,753,559
     Accounts Receivable-Net of Allowance for Doubtful Account                          437,585             577,767
     Employee Advances                                                                  170,223             146,328
                                                                             ------------------  ------------------

          Total Current Assets                                                       16,145,325          37,959,230
                                                                             ------------------  ------------------

Fixed Assets - Net                                                                      138,753             218,547
                                                                             ------------------  ------------------

Other Assets:
     Deposits                                                                           221,835             182,573
     Investment in Real Estate                                                          101,456                   -
     Notes Receivable - Second Mortgages                                                 52,800              52,800
     Other Receivable                                                                    78,837                   -
     Customer Lists - Net                                                               173,850             277,172
     Deferred Tax Assets                                                                143,864              32,674
                                                                             ------------------  ------------------

          Total Other Assets                                                            772,642             545,219
                                                                             ------------------  ------------------

          Total Assets                                                       $       17,056,720  $       38,722,996
                                                                             ==================  ==================

                         NORTHEAST MORTGAGE CORPORATION
                                 BALANCE SHEETS
                                   (Continued)



                                                                                          December 31,
LIABILITIES & STOCKHOLDERS' EQUITY                                                  2003                2002
                                                                             ------------------  ------------------
Current Liabilities:
     Checks Written in Excess of Cash                                        $           60,095  $                -
     Note Payable - Bank                                                                 67,600              67,600
     Warehouse Line of Credit                                                        15,064,064          36,013,269
     Accounts Payable and Accrued Expenses                                              306,391             680,728
     Capital Lease Obligation - Current                                                  19,016              24,458
     Income Taxes Payable                                                               133,625             165,274
                                                                             ------------------  ------------------

          Total Current Liabilities                                                  15,650,791          36,951,329
                                                                             ------------------  ------------------

Long Term Liabilities:
     Notes Payable-Bank                                                                 415,989             489,222
     Capital Lease Obligation - Long Term                                                     -              19,016
                                                                             ------------------  ------------------

          Total Long Term Liabilities                                                   415,989             508,238
                                                                             ------------------  ------------------

          Total Liabilities                                                          16,066,780          37,459,567
                                                                             ------------------  ------------------

Stockholders' Equity
     Preferred Stock, par value $.001, 10,000,000 shares
          Authorized, 4,600,000 shares issued at December 31, 2003
          and 2002                                                                        4,600               4,600
     Common Stock, par value $.001, 100,000,000 shares
          Authorized, 4,000,000 shares issued at December 31, 2003
          and 2002                                                                        4,000               4,000
     Additional Paid-In Capital                                                       1,082,734           1,082,734
     Retained Earnings (Deficit)                                                       (101,394)            172,095
                                                                             ------------------  ------------------

          Total Stockholders' Equity                                                    989,940           1,263,429
                                                                             ------------------  ------------------

          Total Liabilities and Stockholders' Equity                         $       17,056,720  $       38,722,996
                                                                             ==================  ==================



   The accompanying notes are an integral part of these financial statements

                         NORTHEAST MORTGAGE CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                                          December 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------

Revenues                                                                     $       12,764,749  $       11,239,309
                                                                             ------------------  ------------------

Operating Expenses:
     Sales and Marketing                                                              1,028,156             698,574
     Salaries and Wages                                                               8,788,388           7,134,797
     Interest Expense                                                                 1,357,228             854,982
     General and Administrative                                                       2,779,004           2,627,847
                                                                             ------------------  ------------------

      Total Operating Expenses                                                       13,952,776          11,316,200
                                                                             ------------------  ------------------

Net Operating (Loss)                                                                 (1,188,027)            (76,891)

Other Income (Expense):
  Interest Income                                                                       812,313             381,586
                                                                             ------------------  ------------------

Net Income (Loss) Before Income Taxes                                                  (375,714)            304,695
                                                                             ------------------  ------------------


Income Tax (Expense) Benefit
  Current Federal Tax                                                                         -            (128,818)
  Current State Tax                                                                      (8,965)            (36,456)
  Deferred Income Tax                                                                   111,190              32,674
                                                                             ------------------  ------------------

     Total Income Tax (Expense) Benefit                                                 102,225            (132,600)
                                                                             ------------------  ------------------

Net Income (Loss)                                                            $         (273,489) $          172,095
                                                                             ==================  ==================

Basic & Diluted Income (Loss) Per Share                                      $           (0.04)  $           0.03
                                                                             ==================  ==================

Weighted Average Shares                                                               6,825,257           6,825,257
                                                                             ==================  ==================










   The accompanying notes are an integral part of these financial statements

                         NORTHEAST MORTGAGE CORPORATION
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                                         Additional
                                                      Preferred Stock             Common Stock             Paid-in        Retained
                                                    Shares        Amount       Shares        Amount        Capital        Earnings
                                                 -----------   -----------   -----------   -----------   -----------    -----------
Balance at January 1, 2002 ...................          --     $      --       1,000,000   $     1,000   $ 1,090,334    $      --

Issued stock in a asset acquisition
  agreement ..................................     4,600,000         4,600     3,000,000         3,000        (7,600)          --

Net Income ...................................          --            --            --            --            --          172,095
                                                 -----------   -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2002 ...................     4,600,000         4,600     4,000,000         4,000     1,082,734        172,095

Net Income(Loss) .............................          --            --            --            --            --         (273,489)
                                                 -----------   -----------   -----------   -----------   -----------    -----------

Balance, December 31, 2003 ...................     4,600,000   $     4,600     4,000,000   $     4,000   $ 1,082,734    $  (101,394)
                                                 ===========   ===========   ===========   ===========   ===========    ===========







   The accompanying notes are an integral part of these financial statements

                         NORTHEAST MORTGAGE CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                          December 31,
                                                                                    2003                2002
                                                                             ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                            $         (273,489) $          172,095
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization                                                           183,116             244,738
(Increase) Decrease in Deferred Tax Asset                                              (111,190)            (32,674)
(Increase) Decrease in Accounts Receivable                                              140,182              61,389
(Increase) Decrease in Employee Advances                                                (23,895)            (73,572)
(Increase) Decrease in Prepaid Expenses                                                       -              10,000
(Increase) Decrease in Other Receivable                                                 (78,837)                  -
(Increase) Decrease in Mortgages Receivable                                          21,216,042          (9,924,369)
Net Borrowing under Line of Credit Arrangements                                     (20,949,205)          9,602,527
(Decrease) Increase in Accounts Payable and Accrued Expenses                           (374,337)            363,055
(Decrease) Increase in Income Taxes Payable                                             (31,649)            165,274
                                                                             ------------------  ------------------
      Net Cash Provided by Operating Activities                                        (303,262)            588,463
                                                                             ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Equipment                                                                         -             (97,526)
Investment in Real Estate                                                              (101,456)                  -
(Increase) Decrease in Deposits                                                         (39,262)            (29,732)
                                                                             ------------------  ------------------
      Net Cash Used in Investing Activities                                            (140,718)           (127,258)
                                                                             ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments Under Bank Loan Agreement                                                      (73,233)            (67,314)
Payments on Shareholder Payables                                                              -             (61,819)
Payments on Capital Lease Obligation                                                    (24,458)                  -
Borrowing on Capital Lease Obligation                                                         -              43,474
Checks Written in Excess of Cash                                                         60,095                   -
                                                                             ------------------  ------------------
      Net Cash Used in Financing Activities                                             (37,596)            (85,659)
                                                                             ------------------  ------------------

Net (Decrease) Increase in Cash and Cash Equivalents                                   (481,576)            375,546
Cash and Cash Equivalents at Beginning of Period                                        481,576             106,030
                                                                             ------------------  ------------------
Cash and Cash Equivalents at End of Period                                   $                -  $          481,576
                                                                             ==================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for:
  Interest                                                                   $        1,370,165  $          854,995
  Franchise and income taxes                                                 $           40,614  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

   The accompanying notes are an integral part of these financial statements.

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

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

Fixed Assets

         Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of December 31, 2003, depreciation is computed as follows:

                                                                                Accumulated
                               Cost              Method           Life         Depreciation             Net
                         -----------------  ----------------  ------------  -------------------  ------------------
Furniture and
Fixtures                 $         288,518    Accelerated       7 Years     $           226,962  $           61,556
Office Equipment                   512,605    Accelerated       5 Years                 435,408              77,197
                         -----------------                                  -------------------
                         $         801,123                                  $           662,370  $          138,753
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
                         =================                                  ===================  ==================

Total depreciation expense for the years ended December 31, 2003 and 2002 was $79,794 and $90,791.

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Earnings per Share

         Basic earnings per share has been computed by dividing the earnings for the period applicable to the common stockholders by the weighted average number of common shares outstanding during the years. The total number of shares at December 31, 2003 and 2002, includes 4,000,000 common shares that are issued and outstanding and 4,600,000 shares of Series A Convertible Preferred Stock. The Series A shares are convertible to one share of common stock.

         There are no dilutive outstanding common stock equivalents at December 31, 2003 and 2002.

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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Intangible Assets

         Intangible Assets consisted of the following at December 31, 2003:

Intangible Asset                                                                Amortization Period

Customer Lists                                  $       516,609                       5 Years
Less accumulated amortization                          (342,759)
                                                ---------------
Total                                           $       173,850
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
                                                ===============

         Total amortization expense for the years ended December 31, 2003 and 2002 was $103,322 and $153,947.

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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 3 - CUSTOMER LISTS (Continued)

These are recorded at cost and amortized using the straight line method over five years, which is the estimated useful life. With the formation of the Company's telemarketing department, the customer lists are now a component of the Company's data base, and through statistical reports, impairment is evaluated on an annual basis.

NOTE 4 - INCOME TAXES

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax benefits of $143,864 and $32,674 for the years ended December 31, 2003 and 2002 respectively. These deferred tax benefits are the result of differences between book and tax depreciation and amortization of intangible assets.

         The difference between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below:

                                                                                          December 31,
                                                                                     2003               2002
                                                                              ------------------ ------------------

Expense (Benefit) at the federal statutory rate of 34%                        $         (131,131) $          93,645
Nondeductible expenses                                                                     1,880              2,499
State Income Taxes                                                                        (1,634)            36,456
Depreciation/Amortization                                                                 26,603             32,674
Surtax Exemption                                                                               -             (6,256)
Other                                                                                    (12,979)           (25,815)
                                                                              ------------------ ------------------
Effective Tax Expense                                                         $         (117,261) $         133,203
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

         The following summarizes the future minimum lease payments under all noncancellable operating lease obligations:

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 5 - OPERATING LEASE COMMITMENTS (Continued)

                2004                                  236,888
                2005                                   50,367
                2006                                        -
                2007                                        -
                2008                                        -

         Total lease expense for the year ended December 31, 2003 and 2002 was $321,943 and 302,216.

NOTE 6 - DEPOSITS

         Included in deposits are amounts paid to permanent investors under indemnification agreements for loans sold and now serviced by said investors. Management expects no future indemnifications, nor do they expect to repurchase any loan sold, and accordingly, no provision has been made in the financial statements.

NOTE 7 - PROFIT SHARING PLAN

         On June 1, 1997, the Company (employer) established a 401(k) Profit Sharing Plan. Any full time employee who has completed three months of service and has attained age 21 is eligible to participate. The employer can make a discretionary matching contribution based on the employee elective contribution. The contribution, if any, is determined each year. For 2003 and 2002, there were no matching contribution made.

NOTE 8 - LINE OF CREDIT

                                                                                             December 31,
                                                                                       2003               2002
                                                                                 ----------------- ------------------
$35,000,000 Line of Credit -Horizon Bank                                         $      12,449,645 $       28,630,208
    Interest at Prime plus 1% per annum
    Security interest in all business assets and personal guarantee of officers and their spouses, Expires January 31, 2005

$7,500,000 Line of Credit - People's Bank                                                2,614,419          7,383,061
    Interest at Federal Discount Rate
    Security interest in all business assets and personal guarantee of officers and their spouses, Expires July 31, 2004

                                                                                 ----------------- ------------------
                  Total Lines Of Credit                                          $      15,064,064 $       36,013,269
                                                                                 ================= ==================

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

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

NOTE 10 - RECAPITALIZATION

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

NOTE 11 - PREFERRED STOCK

         On January 8, 2001, the Company authorized 10,000,000 shares of Preferred Stock, designated as Series A and Series B Preferred Stock. Series A and Series B Preferred Stock consist of 5,000,000 shares, with a par value of $.001 per share. On January 18, 2002 the Board of Directors approved a resolution that designates the 5,000,000 shares of Series A shares as Series A Convertible

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2003 AND 2002
                                   (Continued)

NOTE 11 - PREFERRED STOCK (Continued)

Preferred Stock, with a par value of $.001 per share. The Stated Value of each Series A Preferred Share is $.10. The holders of shares of the Series A Preferred Stock shall be entitled to receive dividends when, if and as declared by the Board of Directors. Each share of Series A Preferred Stock shall be convertible, at the option of the holder, into one share of the Company's common stock.

NOTE 12 - ACQUISITION

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