Form 10QSB
period 2004-03-31
NORTHEAST MORTGAGE CORP
filed 2004-05-17
CIK 1105306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                                    SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2004
                  ---------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

   For the transition period from                                to
                                  ------------------------------    ------------
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

               800 Main Street South, Southbury, Connecticut 06488
                    (Address of principal executive offices)

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: April 30, 2004 4,000,000


         Transitional Small Business Disclosure Format (check one). Yes ; No X

                                     PART I

Item 1.  Financial Statements

                         NORTHEAST MORTGAGE CORPORATION
                                 BALANCE SHEETS



                                                                                 March 31,          December 31,
ASSETS:                                                                             2004                2003
                                                                             ------------------  ------------------
Current Assets:
     Cash                                                                    $          638,118  $                -
     Mortgages Receivable                                                            20,979,465          15,537,517
     Accounts Receivable                                                                404,629             437,585
     Employee Advances                                                                  150,666             170,223
                                                                             ------------------  ------------------

          Total Current Assets                                                       22,172,878          16,145,325
                                                                             ------------------  ------------------

Fixed Assets - Net                                                                      130,721             138,753
                                                                             ------------------  ------------------

Other Assets:
     Deposits                                                                           222,847             221,835
     Investment in Real Estate                                                           15,000             101,456
     Other Receivable                                                                    76,487              78,837
     Notes Receivable - Second Mortgages                                                 52,800              52,800
     Customer Lists - Net                                                               148,100             173,850
     Deferred Tax Assets                                                                143,864             143,864
                                                                             ------------------  ------------------

          Total Other Assets                                                            659,098             772,642
                                                                             ------------------  ------------------

          Total Assets                                                       $       22,962,697  $       17,056,720
                                                                             ==================  ==================

                         NORTHEAST MORTGAGE CORPORATION
                                 BALANCE SHEETS
                                   (continued)



                                                                                 March 31,          December 31,
LIABILITIES & STOCKHOLDERS' EQUITY                                                  2004                2003
                                                                             ------------------  ------------------
Current Liabilities:
     Checks Written in Excess of Cash                                        $                -  $           60,095
     Note Payable - Bank                                                                 67,600              67,600
     Warehouse Line of Credit                                                        20,432,994          15,064,064
     Accounts Payable and Accrued Expenses                                              537,038             306,391
     Capital Lease Obligation - Current                                                  12,159              19,016
     Income Taxes Payable                                                               206,225             133,625
                                                                             ------------------  ------------------

         Total Current Liabilities                                                   21,256,016          15,650,791

Long-Term Liabilities:
     Notes Payable - Bank                                                               399,089             415,989
                                                                             ------------------  ------------------

         Total Liabilities                                                           21,655,105          16,066,780
                                                                             ------------------  ------------------

Stockholders' Equity
     Preferred Stock, par value $.001, 10,000,000 shares
        Authorized, 4,600,000 shares issued at March 31, 2004,
        and December 31, 2003                                                             4,600               4,600
     Common Stock, par value $.001, 100,000,000 shares
        Authorized, 4,000,000 shares issued at March 31, 2004,
        and December 31, 2003                                                             4,000               4,000
     Additional Paid-In Capital                                                       1,082,734           1,082,734
     Retained Earnings (Deficit)                                                        216,258            (101,394)
                                                                             ------------------  ------------------

          Total Stockholders' Equity                                                  1,307,592             989,940
                                                                             ------------------  ------------------

          Total Liabilities and Stockholders' Equity                         $       22,962,697  $       17,056,720
                                                                             ==================  ==================



                             See accompanying notes.

                         NORTHEAST MORTGAGE CORPORATION
                            STATEMENTS OF OPERATIONS



                                                                                      For the Three Months
                                                                                             Ended
                                                                                           March 31,
                                                                             --------------------------------------
                                                                                    2004                2003
                                                                             ------------------  ------------------

Revenues                                                                     $        3,267,190  $        3,719,867
                                                                             ------------------  ------------------

Operating Expenses:
  Sales and Marketing                                                                   249,540             331,929
  General and Administrative                                                          2,500,214           2,658,405
                                                                             ------------------  ------------------

      Total Operating Expenses                                                        2,749,754           2,990,334
                                                                             ------------------  ------------------

Net Operating Income (Loss)                                                             517,436             729,533

Other Income (Expense):
   Interest Income                                                                            -             259,002
   Interest Expense                                                                    (126,478)           (351,404)
                                                                             ------------------  ------------------

Net Income (Loss) Before
   Income Taxes                                                                         390,958             637,131

Income Tax (Expense) Benefit
   Current Federal Tax                                                                  (53,650)           (209,828)
   Current State Tax                                                                    (19,656)            (48,599)
   Deferred Income Tax                                                                        -               9,101
                                                                             ------------------  ------------------

Net Income (Loss)                                                            $          317,652  $          387,805
                                                                             ==================  ==================

Basic Income (Loss) per Share                                                $             0.08  $             0.10
                                                                             ==================  ==================

Diluted Income (Loss)
   Per Share                                                                 $             0.04  $             0.05
                                                                             ==================  ==================





                             See accompanying notes.

                         NORTHEAST MORTGAGE CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                   For the three months ended
                                                                                           March 31,
                                                                             --------------------------------------
                                                                                    2004                2003
                                                                             ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                            $          317,652  $          387,805
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization                                                            33,782              56,108
(Increase) Decrease in Deferred Tax Asset                                                     -              (9,101)
(Increase) Decrease in Accounts Receivable                                               32,956            (110,235)
(Increase) Decrease in Employee Advances                                                 19,557             (60,051)
(Increase) Decrease in Other Receivable                                                   2,350                   -
(Increase) Decrease in Mortgages Receivable                                          (5,441,948)          7,295,026
Net Borrowing under Line of Credit Arrangements                                       5,368,930          (7,320,793)
(Decrease) Increase in Income Taxes Payable                                              72,600                   -
(Decrease) Increase in Accounts Payable and Accrued Expenses                            170,552             244,444
                                                                             ------------------  ------------------
      Net Cash Used in Operating Activities                                             576,431             483,203
                                                                             ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets                                                                      -              (2,752)
Investment in Real Estate                                                                86,456                   -
(Increase) Decrease in Deposits                                                          (1,012)            (14,043)
                                                                             ------------------  ------------------
      Net Cash Used in Investing Activities                                              85,444             (16,795)
                                                                             ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Long-term Debt                                                               (6,857)            (28,228)
Payments Under Bank Loan Agreement                                                      (16,900)                  -
                                                                             ------------------  ------------------
      Net Cash Provided by Financing Activities                                         (23,757)            (28,228)
                                                                             ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                             638,118             438,180
Cash and Cash Equivalents
  at Beginning of Period                                                                      -             481,576
                                                                             ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                                           $          638,118  $          919,756
                                                                             ==================  ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for:
  Interest                                                                   $          126,478  $          351,404
  Franchise and income taxes                                                 $                -  $                -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None

                             See accompanying notes.

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of accounting policies for Northeast Mortgage Corporation is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting

         The unaudited financial statements as of March 31, 2004 and for the three month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Fixed Assets

         Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of March 31, 2004, depreciation is computed as follows:

                                                                                Accumulated
                                      Cost       Method           Life         Depreciation             Net
                         -----------------  ----------------  ------------  -------------------  ------------------
Furniture and
Fixtures                 $         288,518       Accelerated    7 Years     $           232,350  $           56,168
Office Equipment                   512,605       Accelerated    5 Years                 438,052              74,553
                         -----------------                                  -------------------
                         $         801,123                                  $670,402             $          130,721
                         =================                                  ===================  ==================

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
                         =================                                  ===================  ==================

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Net Income (Loss) Per Common Share

         Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                                                 For the Three Months Ended March 31, 2004
                                                       -------------------------------------------------------------
                                                              Income               Shares              Per-Share
                                                            (Numerator)         (Denominator)           Amount
                                                         -----------------    -----------------    -----------------
Income (Loss) Available to Common                        $         317,652            4,000,000    $               0.08
                                                                                                   =================
  Stockholders

Effect of Dilutive Securities:
  Convertible Preferred Stock                                            -            4,600,000
                                                         -----------------    -----------------

Income (Loss) Available to Common
  Stockholders-Diluted Earnings Per Share                $         317,652            8,600,000    $               0.04
                                                         =================    =================    =================


                                                                 For the Three Months Ended March 31, 2003
                                                       -------------------------------------------------------------
                                                              Income               Shares              Per-Share
                                                            (Numerator)         (Denominator)           Amount
                                                         -----------------    -----------------    -----------------
Income (Loss) Available to Common                        $         387,805            4,000,000    $               0.10
                                                                                                   =================
  Stockholders

Effect of Dilutive Securities:
  Convertible Preferred Stock                                            -            4,600,000
                                                         -----------------    -----------------

Income (Loss) Available to Common
  Stockholders-Diluted Earnings Per Share                $         387,805            8,600,000    $               0.05
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

Intangible Assets

         Intangible Assets consisted of the following at March 31, 2004:

           Intangible Asset                                  Amortization Period
Customer Lists                             $       516,609        5 Years
Less accumulated amortization                     (368,509)
                                           ---------------
Total                                      $       148,100
                                           ===============

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
                                           ===============

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

NOTE 4 - INCOME TAXES

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax benefits of $143,864 at March 31, 2004 and December 31, 2003. These deferred tax benefits are the result of differences between book and tax depreciation and amortization of intangible assets.

         The difference between the effective income tax rate and the federal statutory income tax rate on the income (loss) from continuing operations are presented below:

                                                                                 March 31,           March 31,
                                                                                    2004                2003
                                                                             ------------------  ------------------

Expense (Benefit) at the federal statutory rate of 34%                       $          101,317  $          200,101
Nondeductible expenses                                                                    1,472                 626
State Income Taxes                                                                       19,656              48,599
Other                                                                                   (68,795)            (39,498)
                                                                             ------------------  ------------------
Effective Tax Expense                                                        $           53,650  $          209,828
                                                                             ==================  ==================

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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

         The Company leases office equipment under agreements with terms of three years.

         The following summarizes the future minimum lease payments under all noncancellable operating lease obligations:

                                    2004                                $236,888
                                    2005                                  50,367
                                    2006                                       -
                                    2007                                       -
                                    2008                                       -

NOTE 6 - DEPOSITS

         Included in deposits are amounts paid to permanent investors under indemnification agreements for loans sold and now serviced by said investors. Management expects no future indemnifications, nor do they expect to repurchase any loan sold, and accordingly, no provision has been made in the financial statements.

NOTE 7 - LINE OF CREDIT

                                                                                     March 31,        December 31,
                                                                                       2004               2003
                                                                                 ----------------- ------------------
$35,000,000 Line of Credit -Horizon Bank                                         $      17,502,842 $       12,449,645
    Interest at Prime plus 1% per annum
    Security interest in all business assets and personal guarantee of members and their spouses, Amended and restated
    February 18, 2003, Expires January 31, 2005

$7,500,000 Line of Credit - People's Bank                                                2,930,152          2,614,419
    Interest at Federal Discount Rate
    Security interest in all business assets and personal guarantee of  members and their spouses
    Expires July 31, 2004

                                                                                 ----------------- ------------------
                            Total Lines Of Credit                                $      20,432,994 $       15,064,064
                                                                                 ================= ==================

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

NOTE 8 - PROFIT SHARING PLAN

         On June 1, 1997, the Company (employer) established a 401(k) Profit Sharing Plan. Any full time employee who has completed three months of service and has attained age 21 is eligible to participate. The employer can make a discretionary matching contribution based on the employee elective contribution. The contribution, if any, is determined each year. For 2004 and 2003, there were no matching contribution made.

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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

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


Item 2.  Management's Discussion and Analysis or Plan of Operation

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

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

PLAN OF OPERATION

         During the three months ended March 31, 2004, Northeast focused its resources in further establishing a presence in the financial services industry as a regional mortgage banker. Its primary goals were to increase the number of loans originated while controlling and then reducing salaries and other expenses required to facilitate the closing of the mortgage transaction. In addition to taking the necessary steps to increase production we eliminated and consolidated a number of salary positions while also restructuring the compensation plans of all salespeople in an effort to improve earnings.

First Quarter 2004 as Compared to First Quarter 2003 Results of Operations and Analysis of Financial Condition

         Revenues slightly decreased for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003. Revenues decreased 12.2% from $3,719,867 for the three months ended March 31, 2003 to $3,267,190 for the three months ended March 31, 2004. The decrease in revenues was due to a decrease in loans originated. General and administrative expenses decreased 6.0% from $2,658,405 for the three months ended March 31, 2003 to $2,500,214 for the three months ended March 31, 2004. This decrease in expenses was due to a slight decrease in activity. Sales and marketing expenses decreased 24.8% from $331,929 for the three months ended March 31, 2003 to $249,540 for the three months ended March 31, 2004. Net income was $387,805 for the three months ended March 31, 2003 compared to net income of $317,652 for the three months ended March 31, 2004 - a decrease in net income of 18.1%. The decrease in net income was due to revenues decreasing. We expect our advertising expenses to remain constant since the majority of our ongoing expense related to advertising is budgeted through our internal telemarketing department. We do not foresee any material increases in costs in the near future.

         We originated 474 loans in the first quarter of 2004, a 38.9% decrease over the comparable period in 2003 when we originated 776 loans. These numbers represent total loans funded amounts of $78,119,531 in the first quarter of 2004 and $128,219,245 in the first quarter of 2003.

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


(b) No reports on 8-K were filed by the Company during the three months ended March 31, 2004.

(1) Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated February 16, 2000.

(2) Incorporated herein by reference from Registrant's Form 8-K, dated April 11, 2002

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 14th day of May, 2004.

Northeast Mortgage Corporation



/s/ Brian Rogerson
Brian Rogerson
President
(Principal Executive Officer)


/s/ Sean Rogerson
Sean Rogerson
Vice-President
(Principal Financial Officer)


May 14, 2004