Form 10QSB
period 2004-06-30
NORTHEAST MORTGAGE CORP
filed 2004-08-13
CIK 1105306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:         June 30, 2004
                                            ------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

             For the transition period from                  to
                                            ----------------    --------------
                    Commission file number               000-29549
                                            ----------------------------------

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

                                 (203) 262-6110
                            Issuer's telephone number

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)


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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2004 4,000,000

         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                         NORTHEAST MORTGAGE CORPORATION
                                 BALANCE SHEETS



                                                                                  June 30,          December 31,
ASSETS:                                                                             2004                2003
                                                                             ------------------  ------------------
Current Assets:
     Cash                                                                    $          126,930  $                -
     Mortgages Receivable                                                             9,900,085          15,537,517
     Accounts Receivable                                                                511,450             437,585
     Employee Advances                                                                  151,078             170,223
                                                                             ------------------  ------------------

          Total Current Assets                                                       10,689,543          16,145,325
                                                                             ------------------  ------------------

Fixed Assets - Net                                                                      122,689             138,753
                                                                             ------------------  ------------------

Other Assets:
     Deposits                                                                           230,847             221,835
     Investment in Real Estate                                                           15,000             101,456
     Other Receivable                                                                    69,415              78,837
     Notes Receivable - Second Mortgages                                                 52,800              52,800
     Customer Lists - Net                                                               122,350             173,850
     Deferred Tax Assets                                                                143,864             143,864
                                                                             ------------------  ------------------

          Total Other Assets                                                            634,276             772,642
                                                                             ------------------  ------------------

          Total Assets                                                       $       11,446,508  $       17,056,720
                                                                             ==================  ==================

                         NORTHEAST MORTGAGE CORPORATION
                                 BALANCE SHEETS
                                   (continued)



                                                                                  June 30,          December 31,
LIABILITIES & STOCKHOLDERS' EQUITY                                                  2004                2003
                                                                             ------------------  ------------------
Current Liabilities:
     Checks Written in Excess of Cash                                        $                -  $           60,095
     Note Payable - Bank                                                                 67,600              67,600
     Warehouse Line of Credit                                                         9,470,660          15,064,064
     Accounts Payable and Accrued Expenses                                              577,127             306,391
     Capital Lease Obligation - Current                                                   4,977              19,016
     Income Taxes Payable                                                               128,818             133,625
                                                                             ------------------  ------------------

         Total Current Liabilities                                                   10,249,182          15,650,791

Long-Term Liabilities:
     Notes Payable - Bank                                                               382,189             415,989
                                                                             ------------------  ------------------

         Total Liabilities                                                           10,631,371          16,066,780
                                                                             ------------------  ------------------

Stockholders' Equity
     Preferred Stock, par value $.001, 10,000,000 shares
        Authorized, 4,600,000 shares issued at June 30, 2004,
        and December 31, 2003                                                             4,600               4,600
     Common Stock, par value $.001, 100,000,000 shares
        Authorized, 4,000,000 shares issued at June 30, 2004,
        and December 31, 2003                                                             4,000               4,000
     Additional Paid-In Capital                                                       1,082,734           1,082,734
     Retained Earnings (Deficit)                                                       (276,197)           (101,394)
                                                                             ------------------  ------------------

          Total Stockholders' Equity                                                    815,137             989,940
                                                                             ------------------  ------------------

          Total Liabilities and Stockholders' Equity                         $       11,446,508  $       17,056,720
                                                                             ==================  ==================



                             See accompanying notes.

                         NORTHEAST MORTGAGE CORPORATION
                            STATEMENTS OF OPERATIONS



                                              For the Three Months                     For the Six Months
                                                      Ended                                  Ended
                                                    June 30,                                June 30,
                                      -------------------------------------  --------------------------------------
                                            2004                2003                2004                2003
                                      -----------------   -----------------  ------------------  ------------------

Revenues                              $       2,193,404   $       3,783,121  $        5,460,594  $        7,502,988
                                      -----------------   -----------------  ------------------  ------------------

Operating Expenses:
  Sales and Marketing                           266,117             416,845             515,657             748,774
  General and Administrative                  2,271,987           3,199,662           4,772,201           5,858,067
                                      -----------------   -----------------  ------------------  ------------------

      Total Operating Expenses                2,538,104           3,616,507           5,287,858           6,606,841
                                      -----------------   -----------------  ------------------  ------------------

Net Operating Income (Loss)                    (344,700)            166,614             172,736             896,147

Other Income (Expense):
   Interest Income                                    -             200,693                   -             459,695
   Interest Expense                            (219,677)           (348,428)           (346,155)           (699,832)
                                      -----------------   -----------------  ------------------  ------------------

Net Income (Loss) Before
   Income Taxes                                (564,377)             18,879            (173,419)            656,010

Income Tax (Expense) Benefit
   Current Federal Tax                           53,650              (5,984)                  -            (215,812)
   Current State Tax                             18,272              (1,386)             (1,384)            (49,985)
   Deferred Income Tax                                -                  37                   -               9,138
                                      -----------------   -----------------  ------------------  ------------------

Net Income (Loss)                     $        (492,455)  $          11,546  $         (174,803) $          399,351
                                      =================   =================  ==================  ==================

Basic Income (Loss) per Share         $          (0.12)   $                  $-          (0.04)  $             0.10
                                      =================   =================  ==================  ==================

Diluted Income (Loss)
   Per Share                          $          (0.06)   $                  $-          (0.02)  $             0.05
                                      =================   =================  ==================  ==================





                             See accompanying notes.

                         NORTHEAST MORTGAGE CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                    For the six months ended
                                                                                            June 30,
                                                                             --------------------------------------
                                                                                    2004                2003
                                                                             ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                            $         (174,803) $          399,351
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization                                                            67,564             112,216
(Increase) Decrease in Deferred Tax Asset                                                     -              (9,138)
(Increase) Decrease in Accounts Receivable                                              (73,865)           (327,206)
(Increase) Decrease in Employee Advances                                                 19,145            (119,007)
(Increase) Decrease in Other Receivable                                                   9,422                   -
(Increase) Decrease in Mortgages Receivable                                           5,637,432          (2,093,712)
Net Borrowing under Line of Credit Arrangements                                      (5,593,404)          1,829,566
(Decrease) Increase in Income Taxes Payable                                              (4,807)                  -
(Decrease) Increase in Accounts Payable and Accrued Expenses                            210,641              36,422
                                                                             ------------------  ------------------
      Net Cash Used in Operating Activities                                              97,325            (171,508)
                                                                             ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets                                                                      -              (2,752)
Investment in Real Estate                                                                86,456                   -
(Increase) Decrease in Deposits                                                          (9,012)            (29,974)
                                                                             ------------------  ------------------
      Net Cash Used in Investing Activities                                              77,444             (32,726)
                                                                             ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Long-term Debt                                                              (14,039)            (51,095)
Payments Under Bank Loan Agreement                                                      (33,800)                  -
                                                                             ------------------  ------------------
      Net Cash Provided by Financing Activities                                         (47,839)            (51,095)
                                                                             ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                             126,930            (255,329)
Cash and Cash Equivalents
  at Beginning of Period                                                                      -             481,576
                                                                             ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                                           $          126,930  $          226,247
                                                                             ==================  ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for:
  Interest                                                                   $          346,155  $          699,832
  Franchise and income taxes                                                 $                -  $                -

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

Interim Reporting

         The unaudited financial statements as of June 30, 2004 and for the three and six month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

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

Fixed Assets

         Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of June 30, 2004, depreciation is computed as follows:

                                                                                Accumulated
                                      Cost       Method           Life         Depreciation             Net
                         -----------------  ----------------  ------------  -------------------  ------------------
Furniture and
Fixtures                 $         288,518       Accelerated    7 Years     $           237,737  $           50,781
Office Equipment                   512,605       Accelerated    5 Years                 440,697              71,908
                         -----------------                                  -------------------
                         $         801,123                                  $           678,434  $          122,689
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
                         =================                                  ===================  ==================

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Net Income (Loss) Per Common Share

         Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:

                                                                 For the Three Months Ended June 30, 2004
                                                       -------------------------------------------------------------
                                                              Income               Shares              Per-Share
                                                            (Numerator)         (Denominator)           Amount
                                                         -----------------    -----------------    -----------------
Income (Loss) Available to Common                        $        (492,455)           4,000,000    $              (0.12)
                                                                                                   =================
  Stockholders

Effect of Dilutive Securities:
  Convertible Preferred Stock                                            -            4,600,000
                                                         -----------------    -----------------

Income (Loss) Available to Common
  Stockholders-Diluted Earnings Per Share                $        (492,455)           8,600,000    $              (0.06)
                                                         =================    =================    =================

                                                                 For the Three Months Ended June 30, 2003
                                                       -------------------------------------------------------------
                                                              Income               Shares              Per-Share
                                                            (Numerator)         (Denominator)           Amount
                                                         -----------------    -----------------    -----------------
Income (Loss) Available to Common                        $          11,546            4,000,000    $                   -
                                                                                                   =================
  Stockholders

Effect of Dilutive Securities:
  Convertible Preferred Stock                                            -            4,600,000
                                                         -----------------    -----------------

Income (Loss) Available to Common
  Stockholders-Diluted Earnings Per Share                $          11,546            8,600,000    $               -
                                                         =================    =================    =================

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                                                  For the Six Months Ended June 30, 2004
                                                       -------------------------------------------------------------
                                                              Income               Shares              Per-Share
                                                            (Numerator)         (Denominator)           Amount
                                                         -----------------    -----------------    -----------------
Income (Loss) Available to Common                        $        (174,803)           4,000,000    $              (0.04)
                                                                                                   =================
  Stockholders

Effect of Dilutive Securities:
  Convertible Preferred Stock                                            -            4,600,000
                                                         -----------------    -----------------

Income (Loss) Available to Common
  Stockholders-Diluted Earnings Per Share                $        (174,803)           8,600,000    $              (0.02)
                                                         =================    =================    =================

                                                                  For the Six Months Ended June 30, 2003
                                                       -------------------------------------------------------------
                                                              Income               Shares              Per-Share
                                                            (Numerator)         (Denominator)           Amount
                                                         -----------------    -----------------    -----------------
Income (Loss) Available to Common                        $         399,351            4,000,000    $               0.10
                                                                                                   =================
  Stockholders

Effect of Dilutive Securities:
  Convertible Preferred Stock                                            -            4,600,000
                                                         -----------------    -----------------

Income (Loss) Available to Common
  Stockholders-Diluted Earnings Per Share                $         399,351            8,600,000    $               0.05
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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

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

Intangible Assets

         Intangible Assets consisted of the following at June 30, 2004:


           Intangible Asset                                                     Amortization Period
Customer Lists                                  $       516,609                       5 Years
Less accumulated amortization                          (394,259)
                                                ---------------
Total                                           $       122,350
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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

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

NOTE 4 - INCOME TAXES

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. The Company had deferred tax benefits of $143,864 at June 30, 2004 and December 31, 2003. These deferred tax benefits are the result of differences between book and tax depreciation and amortization of intangible assets.

         The difference between the effective income tax rate and the federal statutory income tax rate on the income (loss) from continuing operations are presented below:

                                                                                  June 30,            June 30,
                                                                                    2004                2003
                                                                             ------------------  ------------------

Expense (Benefit) at the federal statutory rate of 34%                       $          (59,904)  $         206,049
Nondeductible expenses                                                                    1,472                 626
State Income Taxes                                                                        1,384              49,985
Other                                                                                    57,048             (40,848)
                                                                             ------------------  ------------------
Effective Tax Expense                                                        $                -  $          215,812
                                                                             ==================  ==================

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

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

NOTE 7 - LINE OF CREDIT

                                                                                     June 30,         December 31,
                                                                                       2004               2003
                                                                                 ----------------- ------------------
$35,000,000 Line of Credit -Horizon Bank                                         $       6,704,003 $       12,449,645
    Interest at Prime plus 1% per annum
    Security interest in all business assets and personal guarantee of members and their spouses, Amended and restated
    February 18, 2003, Expires January 31, 2005

$7,500,000 Line of Credit - People's Bank                                                2,766,657          2,614,419
    Interest at Federal Discount Rate
    Security interest in all business assets and personal guarantee of  members and their spouses
    Expires July 31, 2004

                                                                                 ----------------- ------------------
                            Total Lines Of Credit                                $       9,470,660 $       15,064,064
                                                                                 ================= ==================

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

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

                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

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

PLAN OF OPERATION

         During the three months ended June 30, 2004, Northeast focused its resources in further establishing a presence in the financial services industry as a regional mortgage banker. Its primary goals were to increase the number of loans originated while controlling and then reducing salaries and other expenses required to facilitate the closing of the mortgage transaction. In addition to taking the necessary steps to increase production we eliminated and consolidated a number of salary positions while also restructuring the compensation plans of all salespeople in an effort to improve earnings.

SECOND QUARTER 2004 AS COMPARED TO SECOND QUARTER 2003 RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION

         Revenues decreased for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003. Revenues decreased 42% from $3,783,121 for the three months ended June 30, 2003 to $2,193,404 for the three months ended June 30, 2004. The decrease in revenues was due to a decrease in loans originated. General and administrative expenses decreased 29% from $3,199,662 for the three months ended June 30, 2003 to $2,271,987 for the three months ended June 30, 2004. This decrease in expenses was due to a decrease in activity. Sales and marketing expenses decreased 36% from $416,845 for the three months ended June 30, 2003 to $266,117 for the three months ended June 30, 2004. Net income was $11,546 for the three months ended June 30, 2003 compared to net loss of $492,455 for the three months ended June 30, 2004. The decrease in net income was due to revenues decreasing. We expect our advertising expenses to remain constant since the majority of our ongoing expense related to advertising is budgeted through our internal telemarketing department. We do not foresee any material increases in costs in the near future.

         We originated 522 loans in the second quarter of 2004, a 33% decrease over the comparable period in 2003 when we originated 778 loans. These numbers represent total loans funded amounts of $91,140,531 in the second quarter of 2004 and $128,732,920 in the second quarter of 2003.

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

(1) Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated February 16, 2000.

(2) Incorporated herein by reference from Registrant's Form 8-K, dated April 11, 2002

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 12th day of August, 2004.

Northeast Mortgage Corporation



/s/ Brian Rogerson
Brian Rogerson
President
(Principal Executive Officer)


/s/ Sean Rogerson
Sean Rogerson
Vice-President
(Principal Financial Officer)


August 12, 2004