Form 10QSB
period 2004-09-30
NORTHEAST MORTGAGE CORP
filed 2004-11-15
CIK 1105306

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2004
                -------------------------------------------------

       [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT

                        For the transition period from to
            ------------------------------ --------------------------
                        Commission file number 000-29549
            --------------------------------------------------------

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2004 4,000,000


         Transitional Small Business Disclosure Format (check one).
Yes      ;  No   X
    ----       -----

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                         NORTHEAST MORTGAGE CORPORATION
                                 BALANCE SHEETS


                                                                               September 30,        December 31,
ASSETS:                                                                             2004                2003
                                                                             ------------------  ------------------
Current Assets:
     Cash                                                                    $          110,056  $                -
     Mortgages Receivable                                                            13,289,245          15,537,517
     Accounts Receivable                                                                518,682             437,585
     Employee Advances                                                                  424,132             170,223
                                                                             ------------------  ------------------

          Total Current Assets                                                       14,342,115          16,145,325
                                                                             ------------------  ------------------

Fixed Assets - Net                                                                      114,657             138,753
                                                                             ------------------  ------------------

Other Assets:
     Deposits                                                                           230,847             221,835
     Investment in Real Estate                                                           15,000             101,456
     Other Receivable                                                                    68,477              78,837
     Notes Receivable - Second Mortgages                                                 52,800              52,800
     Customer Lists - Net                                                                96,600             173,850
     Deferred Tax Assets                                                                 15,046             143,864
                                                                             ------------------  ------------------

          Total Other Assets                                                            478,770             772,642
                                                                             ------------------  ------------------

          Total Assets                                                       $       14,935,542  $       17,056,720
                                                                             ==================  ==================

                         NORTHEAST MORTGAGE CORPORATION
                                 BALANCE SHEETS
                                   (continued)

                                                                               September 30,        December 31,
LIABILITIES & STOCKHOLDERS' EQUITY                                                  2004                2003
                                                                             ------------------  ------------------
Current Liabilities:
     Checks Written in Excess of Cash                                        $                -  $           60,095
     Note Payable - Bank                                                                 67,600              67,600
     Warehouse Line of Credit                                                        12,761,201          15,064,064
     Accounts Payable and Accrued Expenses                                              668,230             306,391
     Capital Lease Obligation - Current                                                       -              19,016
     Income Taxes Payable                                                                     -             133,625
                                                                             ------------------  ------------------

         Total Current Liabilities                                                   13,497,031          15,650,791

Long-Term Liabilities:
     Notes Payable - Bank                                                               365,289             415,989
                                                                             ------------------  ------------------

         Total Liabilities                                                           13,862,320          16,066,780
                                                                             ------------------  ------------------

Stockholders' Equity
     Preferred Stock, par value $.001, 10,000,000 shares
        Authorized, 4,600,000 shares issued at September 30, 2004,
        and December 31, 2003                                                             4,600               4,600
     Common Stock, par value $.001, 100,000,000 shares
        Authorized, 4,000,000 shares issued at September 30, 2004,
        and December 31, 2003                                                             4,000               4,000
     Additional Paid-In Capital                                                       1,082,734           1,082,734
     Retained Earnings (Deficit)                                                        (18,117)           (101,394)
                                                                             ------------------  ------------------

          Total Stockholders' Equity                                                  1,073,217             989,940
                                                                             ------------------  ------------------

          Total Liabilities and Stockholders' Equity                         $       14,935,537  $       17,056,720
                                                                             ==================  ==================



                             See accompanying notes.

                         NORTHEAST MORTGAGE CORPORATION
                            STATEMENTS OF OPERATIONS


                                              For the Three Months                    For the Nine Months
                                                      Ended                                  Ended
                                                  September 30,                          September 30,
                                      -------------------------------------  --------------------------------------
                                            2004                2003                2004                2003
                                      -----------------   -----------------  ------------------  ------------------

Revenues                              $       2,378,868   $       3,443,857  $        7,839,462  $       10,946,845
                                      -----------------   -----------------  ------------------  ------------------

Operating Expenses:
  Sales and Marketing                           156,437             307,102             672,094           1,055,876
  General and Administrative                  1,787,533           3,015,868           6,559,734           8,873,935
                                      -----------------   -----------------  ------------------  ------------------

      Total Operating Expenses                1,943,970           3,322,970           7,231,828           9,929,811
                                      -----------------   -----------------  ------------------  ------------------

Net Operating Income (Loss)                     434,898             120,887             607,634           1,017,034

Other Income (Expense):
   Interest Income                                    -             250,701                   -             710,396
   Interest Expense                            (159,570)           (458,961)           (505,725)         (1,158,793)
                                      -----------------   -----------------  ------------------  ------------------

Net Income (Loss) Before
   Income Taxes                                 275,328             (87,373)            101,909             568,637

Income Tax (Expense) Benefit
   Current Federal Tax                          (16,401)             59,105             (16,401)           (156,707)
   Current State Tax                               (846)             13,689              (2,230)            (36,296)
   Deferred Income Tax                                -                 (53)                  -               9,085
                                      -----------------   -----------------  ------------------  ------------------

Net Income (Loss)                     $         258,081   $         (14,632) $           83,278  $          384,719
                                      =================   =================  ==================  ==================

Basic Income (Loss) per Share         $            0.06   $               -  $             0.02  $             0.10
                                      =================   =================  ==================  ==================

Diluted Income (Loss)
   Per Share                          $            0.03   $               -  $             0.01  $             0.04
                                      =================   =================  ==================  ==================





                             See accompanying notes.

                         NORTHEAST MORTGAGE CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                   For the nine months ended
                                                                                         September 30,
                                                                             --------------------------------------
                                                                                    2004                2003
                                                                             ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)                                                            $           83,278  $          469,688
Adjustments to reconcile net loss to net cash
Provided by operating activities
Depreciation and Amortization                                                           101,346             168,921
(Increase) Decrease in Deferred Tax Asset                                               128,818             (29,500)
(Increase) Decrease in Accounts Receivable                                              (81,097)            (90,929)
(Increase) Decrease in Employee Advances                                               (253,909)            (36,590)
(Increase) Decrease in Other Receivable                                                  10,360                   -
(Increase) Decrease in Mortgages Receivable                                           2,248,272          (4,532,587)
Net Borrowing under Line of Credit Arrangements                                      (2,302,863)          4,027,422
(Decrease) Increase in Income Taxes Payable                                            (133,625)                  -
(Decrease) Increase in Accounts Payable and Accrued Expenses                            301,744             262,730
                                                                             ------------------  ------------------
      Net Cash Used in Operating Activities                                             102,324             239,155
                                                                             ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Fixed Assets                                                                      -             (17,496)
Investment in Real Estate                                                                86,456                   -
(Increase) Decrease in Deposits                                                          (9,012)            (23,820)
                                                                             ------------------  ------------------
      Net Cash Used in Investing Activities                                              77,444             (41,316)
                                                                             ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on Long-term Debt                                                              (19,016)            (56,047)
Payments Under Bank Loan Agreement                                                      (50,700)            (61,822)
                                                                             ------------------  ------------------
      Net Cash Provided by Financing Activities                                         (69,716)           (117,869)
                                                                             ------------------  ------------------

Net (Decrease) Increase in
  Cash and Cash Equivalents                                                             110,052              79,970
Cash and Cash Equivalents
  at Beginning of Period                                                                      -             106,030
                                                                             ------------------  ------------------
Cash and Cash Equivalents
  at End of Period                                                           $          110,052  $          186,000
                                                                             ==================  ==================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
Cash paid during the year for:
  Interest                                                                   $          505,725  $          518,269
  Franchise and income taxes                                                 $                -  $                -

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

Interim Reporting

         The unaudited financial statements as of September 30, 2004 and for the three and nine month periods then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Fixed Assets

         Fixed assets are recorded at cost. Major renewals and improvements are capitalized, while maintenance and repairs are expensed when incurred. As of September 30, 2004, depreciation is computed as follows:

                                                                                Accumulated
                                      Cost       Method           Life         Depreciation             Net
                         -----------------  ----------------  ------------  -------------------  ------------------
Furniture and
Fixtures                 $         288,518       Accelerated    7 Years     $           243,125  $           45,393
Office Equipment                   512,605       Accelerated    5 Years                 443,341              69,264
                         -----------------                                  -------------------
                         $         801,123                                  $           686,466  $          114,657
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


                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Net Income (Loss) Per Common Share

         Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:


                                                               For the Three Months Ended September 30, 2004
                                                       -------------------------------------------------------------
                                                              Income               Shares              Per-Share
                                                            (Numerator)         (Denominator)           Amount
                                                         -----------------    -----------------    -----------------
Income (Loss) Available to Common                        $         258,081            4,000,000    $               0.06
                                                                                                   =================
  Stockholders

Effect of Dilutive Securities:
  Convertible Preferred Stock                                            -            4,600,000
                                                         -----------------    -----------------

Income (Loss) Available to Common
  Stockholders-Diluted Earnings Per Share                $         258,081            8,600,000    $               0.03
                                                         =================    =================    =================


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
                                                         =================    =================    =================


                         NORTHEAST MORTGAGE CORPORATION
                          NOTES TO FINANCIAL STATEMENTS
                                   (continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)


                                                               For the Nine Months Ended September 30, 2004
                                                       -------------------------------------------------------------
                                                              Income               Shares              Per-Share
                                                            (Numerator)         (Denominator)           Amount
                                                         -----------------    -----------------    -----------------
Income (Loss) Available to Common                        $          83,278            4,000,000    $               0.02
                                                                                                   =================
  Stockholders

Effect of Dilutive Securities:
  Convertible Preferred Stock                                            -            4,600,000
                                                         -----------------    -----------------

Income (Loss) Available to Common
  Stockholders-Diluted Earnings Per Share                $          83,278            8,600,000    $0.01
                                                         =================    =================    =================


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

Intangible Assets

         Intangible Assets consisted of the following at September 30, 2004:


           Intangible Asset                                                     Amortization Period
Customer Lists                                  $       516,609                       5 Years
Less accumulated amortization                          (420,009)
                                                ---------------
Total                                           $        96,600
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

         The difference between the effective income tax rate and the federal statutory income tax rate on the income (loss) from continuing operations are presented below:


                                                                               September 30,       September 30,
                                                                                    2004                2003
                                                                             ------------------  ------------------

Expense (Benefit) at the federal statutory rate of 34%                       $           27,556  $          180,996
Nondeductible expenses                                                                    1,472                 626
State Income Taxes                                                                        2,230              36,296
Other                                                                                   (14,857)            (61,211)
                                                                             ------------------  ------------------
Effective Tax Expense                                                        $           16,401  $          156,707
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

NOTE 7 - LINE OF CREDIT

                                                                                   September 30,      December 31,
                                                                                       2004               2003
                                                                                 ----------------- ------------------
$35,000,000 Line of Credit -Horizon Bank                                         $      10,728,996 $       12,449,645
    Interest at Prime plus 1% per annum
    Security interest in all business assets and personal guarantee of members and their spouses, Amended and restated
    February 18, 2003, Expires January 31, 2005

$7,500,000 Line of Credit - People's Bank                                                2,032,205          2,614,419
    Interest at Federal Discount Rate
    Security interest in all business assets and personal guarantee of  members and their spouses
    Expires July 31, 2004

                                                                                 ----------------- ------------------
                            Total Lines Of Credit                                $      12,761,201 $       15,064,064
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

PLAN OF OPERATION

         During the three months ended September 30, 2004, Northeast focused its resources in further establishing a presence in the financial services industry as a regional mortgage banker. Its primary goals were to increase the number of loans originated while controlling and then reducing salaries and other expenses required to facilitate the closing of the mortgage transaction. In addition to taking the necessary steps to increase production we eliminated and consolidated a number of salary positions while also restructuring the compensation plans of all salespeople in an effort to improve earnings.

THIRD QUARTER 2004 AS COMPARED TO THIRD QUARTER 2003 RESULTS OF OPERATIONS AND ANALYSIS OF FINANCIAL CONDITION

         Revenues decreased for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Revenues decreased 31% from $3,443,857 for the three months ended September 30, 2003 to $2,378,868 for the three months ended September 30, 2004. The decrease in revenues was due to a decrease in loans originated. General and administrative expenses decreased 41% from $3,015,868 for the three months ended September 30, 2003 to $1,787,533 for the three months ended September 30, 2004. This decrease in expenses was due to a decrease in activity. Sales and marketing expenses decreased 49% from $307,102 for the three months ended September 30, 2003 to $156,437 for the three months ended September 30, 2004. Net income was $258,081 for the three months ended September 30, 2004 compared to net loss of $14,632 for the three months ended September 30, 2003. The increase in net income was due to expenses decreasing more than revenues. We expect our advertising expenses to remain constant since the majority of our ongoing expense related to advertising is budgeted through our internal telemarketing department. We do not foresee any material increases in costs in the near future.

         We originated 470 loans in the third quarter of 2004, a 39% decrease over the comparable period in 2003 when we originated 777 loans. These numbers represent total loans funded amounts of $78,473,663 in the third quarter of 2004 and $134,325,768 in the third quarter of 2003.

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

(1) Incorporated herein by reference from Registrant's Form 10SB12G, Registration Statement, dated February 16, 2000.

(2) Incorporated herein by reference from Registrant's Form 8-K, dated April 11, 2002

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 11th day of November, 2004.

Northeast Mortgage Corporation



/s/ Brian Rogerson
Brian Rogerson
President
(Principal Executive Officer)


/s/ Sean Rogerson
Sean Rogerson
Vice-President
(Principal Financial Officer)


November 11, 2004